Form 10-Q
period 2011-09-30
Digital Domain Media Group, Inc.
filed 2011-12-22
CIK 1490930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-35325

Digital Domain Media Group, Inc.

(Exact name of registrant as specified in its charter)

Florida	27-0449505
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

8881 South US Highway One

Port St. Lucie, FL 34952

(Address of principal executive offices)

(Zip Code)

(772) 345-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (. § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At December 21, 2011, there were 39,500,993 shares of Digital Domain Media Group, Inc.’s common stock outstanding.

Part I. Financial Information

Item 1. Financial Statements

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,978	$11,986
Contracts receivable, net	2,371	2,406
Prepaid expenses and other assets	4,854	2,335
Total current assets	17,203	16,727
Cash, held in trust	5,775	31,219
Restricted cash	71	978
Property and equipment - net	78,869	47,895
Trade name	15,410	15,410
Unpatented technology - net	20,754	22,698
Other intangible assets - net	7,319	7,963
Goodwill	18,081	18,081
Deferred debt issuance costs - net	6,916	5,017
Other assets	8,485	732
Total assets	$178,883	$166,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued liabilities	$13,390	$13,243
Advance payments and deferred revenue	4,957	15,853
Deferred grant revenue from governmental agencies, short-term	2,988	2,300
Government bond obligation, short-term	3,769	660
Short-term converible notes and notes payable - net	25,301	1,054
Warrant and other debt-related liabilities, short-term	4,334	9,240
Current portion of capital lease obligations	724	1,000
Total current liabilities	55,463	43,350
Capital lease obligations - net of current portion	721	1,355
Warrant and other debt-related liabilities	133,592	40,493
Deferred grant revenue from governmental agencies	10,294	9,060
Convertible notes payable - net	222	931
Notes payable - net	—	7,373
Deferred income tax liability	5,987	6,183
Deferred revenue land grant	20,300	20,300
Earn out liability	3,174	3,120
Government bond obligation - net	34,850	38,301
Total liabilities	264,603	170,466

Commitments and contingencies
Convertible preferred stock, $0.01 par value, 25,000,000 shares and no shares authorized at September 30, 2011 and December 31, 2010, respectively; including Preferred Stock A series 100,000 and no shares designated; no shares issued or outstanding at September 30, 2011 and December 31, 2010, respectively.	—	—
Stockholders’ deficit:
Common stock, $0.01 par value and no par value at September 30, 2011 and December 31, 2010, respectively - 100,000,000 shares authorized, and 19,477,910 and 13,002,832 shares issued and outstanding as of September 30, 2011 and December 31, 2010.	195	130
Additional paid-in capital	98,459	27,516
Accumulated other comprehensive loss	(4)	(66)
Accumulated deficit	(192,334)	(43,100)
Total stockholders’ deficit before non-controlling interests	(93,684)	(15,520)
Non-controlling interests	7,964	11,774
Total stockholders’ deficit	(85,720)	(3,746)
Total liabilities, preferred stock and stockholders’ deficit	$178,883	$166,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Revenues:
Revenues	$15,889	$29,009	$75,289	$70,706
Grant revenues from governmental agencies	747	585	2,208	2,753
Total revenues	16,636	29,594	77,497	73,459
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	17,932	26,775	67,514	61,021
Depreciation expense	3,607	1,836	9,283	5,237
Selling, general and administrative expenses	16,475	6,154	48,092	15,772
Amortization of intangible assets	863	733	2,588	2,201
Total costs and expenses	38,877	35,498	127,477	84,231
Operating loss	(22,241)	(5,904)	(49,980)	(10,772)
Other income (expenses):
Interest and finance expense:
Issuance of and changes in fair value of warrant and other debt-related liabilities	(7,520)	(6,115)	(82,780)	(8,193)
Amortization of discount and issuance costs on notes payable	(4,098)	(687)	(10,656)	(1,672)
Losses on debt extinguishments	(4,477)	—	(6,703)	—
Interest expense on notes payable	(1,067)	(604)	(2,420)	(2,066)
Interest expense on capital lease obligations	(76)	(88)	(245)	(190)
Other income (expense), net	152	228	1,656	321
Loss before income taxes	(39,327)	(13,170)	(151,128)	(22,572)
Income tax expense (benefit)	(161)	—	89	7
Net loss before non-controlling interests	(39,166)	(13,170)	(151,217)	(22,579)
Net loss attributable to non-controlling interests	916	677	1,983	3,714
Net loss attributable to common stockholders	$(38,250)	$(12,493)	$(149,234)	$(18,865)

Statements of Comprehensive Loss:
Net loss before non-controlling interests	$(39,166)	$(13,170)	$(151,217)	$(22,579)
Unrealized gain (loss) from foreign currency translation	(8)	(3)	62	4
Comprehensive loss	$(39,174)	$(13,173)	$(151,155)	$(22,575)

Weighted average number of common shares outstanding:
Basic	18,548,358	12,365,368	16,242,589	12,273,210
Diluted	18,548,358	12,365,368	16,242,589	12,273,210

Basic and diluted loss per share:
Loss before non-controlling interests	$(2.11)	$(1.07)	$(9.31)	$(1.84)
Net loss attributable to non-controlling interests	0.05	0.06	0.12	0.30
Basic and diluted loss per share attributable to Common Stockholders	$(2.06)	$(1.01)	$(9.19)	$(1.54)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net loss before non-controlling interests	$(151,217)	$(22,579)
Adjustments to reconcile net loss before non-controlling interests to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	11,871	7,438
Amortization of discount on and issuance costs of notes payable	10,656	1,672
Interest added to principal on notes payable	173	268
Changes related to fair value of warrant and other debt - related liabilities	82,780	8,193
Loss on debt extinghishments	6,703	—
Stock-based compensation	23,897	1,194
Interest on government obligation	154	—
Warrants issued to service providers	—	1,700
Increase in earn out liability	53	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Contracts receivable	110	(908)
Prepaid expenses and other assets	(4,693)	(1,338)
Accounts payable and accrued liabilities	(3,639)	3,633
Advance payments and deferred revenue	(10,709)	12,718
Contract obligations	—	(4,476)
Deferred income tax liability	(196)	—
Deferred grant revenue from governmental agencies	3,735	2,799
Net cash provided by (used in) operating activities	(30,322)	10,314
Cash flows from investing activities:
Purchases of property and equipment	(12,250)	(5,069)
Purchases of common stock	—	(3,555)
Changes in restricted cash	907	(65)
Investment in film projects and other assets	(3,348)	—
Net cash used in investing activities	(14,691)	(8,689)
Cash flows from financing activities:
Proceeds from sale of common stock	48,001	998
Proceeds from issuance of notes payable, preferred stock, and warrants	19,400	11,400
Purchase of warrants	(8,000)	—
Exercise of Series B preferred stock put	(5,000)	—
Payments of stock issuance costs	(5,320)	(559)
Offering costs paid	(3,565)	—
Repayments on notes payable	(1,054)	(9,966)
Payments on capital lease obligations	(884)	(1,405)
Payments of debt issuance costs	(506)	—
Net cash provided by financing activities	43,072	468
Effect of exchange rates on cash and cash equivalents	(67)	22
Net increase (decrease) in cash and cash equivalents	(2,008)	2,115
Cash and cash equivalents at beginning of period	11,986	5,058
Cash and cash equivalents at end of period	$9,978	$7,173

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
Supplemental disclosure of cash flow information - cash paid during the period for:
Interest	$1,988	$753
Taxes	200	—
Non-cash investing and financing activities:
Stock option issued as compensation in connection with a financing transaction	—	1,700
Warrants issued as compensation in connection with financings and other transactions	2,000	—
Debt extinguishments	7,907	5,918
Debt discounts established after debt extinguishments	(1,204)	(5,918)
Deferred offering costs included in accounts payable and accrued liabilities at period end	1,144	—
Deferred debt issue costs	4,436	4,330
Write-off of deferred debt issue costs upon conversion of debt to equity	(49)	—
Purchase of property and equipment in accounts payable at period end	715	—
Purchase of property and equipment with assets held in trust	23,533	2,761
Land grant from government entities	—	10,500
Amortization of discount on bond obligation	91	32
Bond interest capitalized to construction-in-progress	1,243	841
Shares issued from deposits collected in the prior period	60	—
Shares issued from exchange of subsidiary shares	50	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. COMPANY BACKGROUND AND OVERVIEW

Description of Business — Digital Domain Media Group, Inc., formerly known as Digital Domain Holdings Corporation and Wyndcrest DD Florida, Inc., a Florida corporation incorporated on January 7, 2009 (the “Inception Date”), and subsidiaries (collectively, “Digital Domain Media Group”, the “Company” or, after the acquisition, the “Successor”) is a digital production and animation company focused on the creation of original content animation feature films and the development of computer-generated imagery, including three-dimensional stereoscopic (“3D”) imagery, for large-scale feature films and transmedia advertising.

Effective November 18, 2011, the Company completed its initial public offering of its common stock. The Company sold 4.92 million shares of its common stock at an initial public offering price of $8.50 per share. The gross proceeds received in the offering totaled $41.8 million, before deducting commissions and other then unpaid offering costs of $4.4 million. The common stock is listed on the New York Stock Exchange under the ticker symbol “DDMG”.

Liquidity and Capital Resources — The Company has a history of losses, including a $38.2 million and $149.2 million net loss, respectively, for the three and nine months ended September 30, 2011. The Company has a limited operating history, had negative working capital of $38.3 million and a stockholders’ deficit of $ 85.7 million as of September 30, 2011, and used $30.3 million to fund cash flows from operations during the nine months ended September 30, 2011. For the year ended December 31, 2010, the Company generated $16.3 million in cash flows from operations. The Company has worked to improve its working capital and its cash flow shortfalls through equity and debt funding. The Company raised gross proceeds of $19.5 million in equity capital in a private placement in February and March 2011, gross proceeds of $26.0 million in another private placement consummated in August 2011, and gross proceeds of $41.8 million in its initial public offering completed in November 2011. Additionally, upon completion of the IPO, convertible debt and warrants representing $128.4 million of debt and warrant liabilities reflected on the Company’s balance sheet were automatically converted or exercised, as applicable, into the Company’s common stock.

2. BUSINESS ACQUISITION

On November 22, 2010, the Company acquired substantially all of the interests of In-Three, Inc., a Nevada corporation. The results of operations have been included in the consolidated financial statements since that date.

In-Three was purchased for 423,287 shares of the Company’s common stock, plus contingent consideration in the form of royalty payments as follows: payment of the contingent consideration will continue until the earlier to occur of the fifth anniversary of the closing date or the date on which the sum of the contingent consideration and the value of the common stock exceeds $22.0 million. If on the fifth anniversary of the closing date the sum of the contingent consideration and the value of the common stock do not exceed $22.0 million, then the contingent consideration will continue until such time as the sum equals $12.0 million. In addition, the Company paid $0.9 million for certain assets of In-Three.

In accordance with the acquisition method of accounting as specified in FASB ASC Topic 805, the total acquisition consideration is allocated to the assets acquired, net of liabilities assumed, based on their estimated fair values as of the date of the transaction. The Company obtained an independent third-party appraisal of the estimated fair value of the acquired net assets as of the acquisition date. The remaining portion of the purchase price, or $2.8 million, was allocated to Goodwill representing the amount of the purchase price in excess of the fair value of the assets, net of liabilities acquired, subject to possible adjustment during the allocation period, which will not exceed one year. The Company used techniques such as discounted cash flow models and multiples of revenue models in valuing the various elements of the acquired business.

The following table summarizes the components of the total consideration paid to acquire In-Three (in thousands):

Cash paid on closing date	$870
Contingent consideration (a)	3,120
Equity	1,943
Total consideration	$5,933

The following table summarizes the purchase price allocation of the total consideration paid to acquire In-Three (in thousands):

Property and equipment	$494
Intellectual properties	2,030
Trade name	610
Goodwill (b)	2,799
Total net assets	$5,933

(b) The Company has assigned $2.8 million to Goodwill, consisting of the excess of the purchase price over the estimated fair values of net assets acquired. This goodwill arises primarily from the avoidance of the time and costs which would be required (and the associated risks that would be encountered) to develop a business with a service offering and customer base comparable to In-Three and the expected cost synergies that will be realized through the consolidation of the acquired business into our digital productions studio business unit. This goodwill is nondeductible for tax purposes.

In-Three recognized revenue on a completed contracts basis in which contract revenues and related cost of revenues are deferred until the completion of all deliverables agreed to in the contract have occurred and the customer has accepted delivery of the final product. During the interim period ended September 30, 2010, In-Three had three contracts with customers. Two of these contracts were separate independent contracts for two unrelated 3D films with a single customer that account for majority of the Company’s historical revenue. The Company expects to continue its business relationship with this customer for future services.

The weighted-average amortizable life for all identifiable intangible assets, excluding the Trade name, was 6.2 years. The Trade name has an indefinite life and will be evaluated on an annual basis in accordance with the Company’s established policies described in Note 3 and further disclosed in Note 9. The Company did not assume any liabilities of In-Three, and therefore did not recognize a liability for any deferred revenue of In-Three. Furthermore, no deferred revenue was included in the above purchase price allocation. The results from the acquisition date through September 30, 2011 are included in the digital production business unit and $1.9 million of revenues are included in the consolidated statement of operations for the nine months ended September 30, 2011.

As of September 30, 2011, the accounting for this business acquisition is subject to final adjustment primarily for the useful lives of intangible assets, amounts allocated to intangible assets and goodwill, and for settlement of post-closing purchase price adjustments. The amounts expensed for transaction costs and the costs of integrating the acquired business into the Company were not material.

Supplemental Pro Forma Information (unaudited) — Supplemental information on an unaudited pro forma basis as if the acquisition had been consummated at January 1, 2010, for the period from January 1, 2010 through September 30, 2010, is as follows (in thousands, except share and per share data):

	Pro Forma
	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2010
Total revenues	$29,594	$74,305
Operating loss	$(7,553)	$(15,526)
Net loss before non-controlling interests	$(15,359)	$(29,038)
Net loss attributable to non-controlling interests	677	3,714
Net loss attributable to Common Stockholders	$(14,682)	$(25,324)
Weighted average number of common shares outstanding
Basic	12,788,655	12,696,497
Diluted	12,788,655	12,696,497
Basic loss per share:
Loss from continuing operations	$(1.20)	$(2.29)
Net loss attributable to non-controlling interests	0.05	0.30
Basic loss per share	$(1.15)	$(1.99)
Diluted loss per share:
Income from continuing operations	$(1.20)	$(2.29)
Net loss attributable to non-controlling interests	0.05	0.30
Diluted loss per share	$(1.15)	$(1.99)

3. COLLABORATIVE ARRANGEMENTS

Joint Marketing VFX Services Agreement

On July 8, 2011 Digital Domain Productions, Inc., a wholly owned subsidiary of our subsidiary Digital Domain, entered into a Joint Marketing and Production VFX Services Agreement with RelianceMediaWorks Limited (‘‘RMW’’), a film and entertainment services company headquartered in Mumbai, India. The term of this agreement is three years, subject to Digital Domain Productions, Inc.’s option to extend for a fourth year. Pursuant to the terms of this agreement, RMW is responsible for creating and staffing studio facilities in both Mumbai and London, England, through which Digital Domain Productions, Inc. is to provide VFX services to its clients worldwide. In consideration of RMW’s obligation to provide Digital Domain Productions, Inc. with turnkey studio facilities in these two cities, Digital Domain Productions, Inc. has agreed, pursuant to the terms of the agreement, to guarantee to RMW specified minimum monthly levels of production revenues generated at these facilities from Digital Domain Productions, Inc.’s VFX projects, in the following estimated annual amounts, based on the U.S. dollar/British pound exchange rate as of September 30, 2011, as applied to those payments under the agreement denominated in British pounds: $17.6 million for the first year of the term of the agreement, $26.7 million for the second year of such term, and $26.3 million for the third year of such term.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these financial statements, including unaudited financial statements for the interim periods, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full years. Included are the following consolidated financial statements:

•                  Consolidated balance sheets as of September 30, 2011 (unaudited) and December 31, 2010

•                  Consolidated statements of operations and consolidated statements of cash flows for the nine and three months ended September 30, 2011 and September 30, 2010, inclusive of the operations of In-Three from November 22, 2010, the date In-Three was acquired, through September 30, 2011 (unaudited)

The accompanying consolidated financial statements include the accounts of Digital Domain Media Group, its majority-owned subsidiaries, Digital Domain, Inc. and Digital Domain Institute, Inc. (“DDI”); and its wholly-owned subsidiaries DD3D, Inc., DDH Land Holdings LLC, DDH Land Holdings II, LLC, Digital Domain International, Inc. and Tradition Studio, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

As of September 30, 2011 and December 31, 2010, the estimated fair value of convertible and other notes payable approximates the carrying value of such notes payable as the interest rate is variable and market-based. The face and paid-in-kind interest amount of the debt at September 30, 2011 and December 31, 2010 was $45.1 million and $31.0 million, respectively. Unamortized debt discount and debt issue costs at these dates were $19.6 million and $21.6 million, respectively.

Stock Split — On February 19, 2010, the Company’s Board of Directors approved a 2.26-to-1 stock split of the Company’s Common Stock. All common share and per common share amounts in the accompanying consolidated financial statements of the Successor have been retroactively adjusted for all periods presented to give effect to the stock split.

Use of Estimates — US GAAP requires management to make estimates and assumptions in the preparation of these interim consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The most significant areas that require management judgment are fair values of consideration issued and net assets acquired in connection with business combinations; revenue and cost recognition; collectability of contracts receivable; deferred grant revenue; deferred income tax valuation allowances; amortization of long-lived assets and intangible assets; impairment of long-lived assets, intangible assets and goodwill; accrued expenses; advance payments and deferred revenue; recognition of stock-based compensation; calculation of the warrant and other debt-related liabilities; and contingencies and litigation. The accounting policies for these areas are discussed in this Note and other notes to these consolidated financial statements.

Digital Imagery Revenue — The Company recognizes digital imagery revenue from fixed-price contracts, each consisting of an accepted written bid and agreed-upon payment schedule, for the development of digital imagery and image creation for the entertainment and advertising industries. Contracts to provide digital imagery are accounted for in accordance with FASB ASC Subtopic 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue recognition is initiated when persuasive evidence of an arrangement with a customer is established, which is upon entry by the Company, or Digital Domain (“the Predecessor” or “DD”) and the customer into a legally enforceable agreement. In accounting for the contracts, the cost-to-cost measures of the percentage-of-completion method of accounting are utilized in accordance with FASB ASC Subtopic 605-35. Under this method, revenues, including estimated earned fees or profits, are recorded as costs are incurred. For all contracts, revenues are calculated based on the percentage of total costs incurred compared to total estimated costs at completion. Contract costs include direct materials, direct labor costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. These costs are included in cost of revenues.

The customer contracts in the digital imagery business represent binding agreements to provide digital effects to the customers’ specifications. The contracts contain subjective standards applicable to the delivered digital effects and objective specifications that relate to the technical format for the digital effects delivered to customers. In all instances, the customer receives complete ownership rights in and to the digital effects as the effort progresses. In the event of a termination of a contract, ownership in the digital effects transfers to the customer, and the Company or Predecessor as the contractor is entitled to receive reimbursement of costs incurred up to that point and a reasonable profit. The contracts contain production schedules setting forth a timeline for production and a final delivery date for the completed digital effects.

Payments for the services are received over the term of the contract, including payments required to be delivered in advance of work to fund a portion of the costs to produce the digital effects. Cash received from customers in excess of costs incurred and gross profit recognized on the related projects are recorded as advance payments. Unbilled receivables represent revenues recognized in excess of amounts billed. The digital effects produced are delivered to the customer at the end of the contract and the customer is not required to deliver the final scheduled payment until receipt and acceptance of the digital effects.

A review of uncompleted contracts is performed on an ongoing basis. Amounts representing contract change orders or claims are included in revenues only when they meet the criteria set forth in FASB ASC Subtopic 605-35. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Changes in estimates of contract sales, costs and profits are recognized in the current period based on the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. A significant change in one or more projects could have a material adverse effect on the consolidated financial position or results of operations.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company utilized the following assumptions for determination of the fair value of warrant and other-debt related liabilities as of September 30, 2011 and December 31, 2010, respectively (in thousands):

					Private
		Private Equity Funds 1 and 2			Equity Fund 3		Falcon	Comvest
	Comvest	Series A Preferred Stock Conversion Rights			Series A Preferred	Common Stock	Notes	Capital II
	Capital II	Recorded at Average of			Stock Conversion	Conversion	Bridge	Protective
September 30, 2011 (Unaudited)	Put	Five Year	Seven Year	Ten Year	Rights	Rights	Warrants	Put
Fair value of liability	$247	$72,136	$72,106	$72,211	$11,650	$37,852	$4,087	$4,079
Term in months	12	60	84	112	98	12	12	57
Risk free interest rate	0.13%	1.76%	2.50%	3.18%	1.71%	0.13%	2.66%	0.89%
Volatility	67.80%	47.50%	47.90%	48.00%	65.73%	67.80%	39.10%	71.70%
Dividend rate	—	—	—	—	—	—	—	—

					Private
		Private Equity Funds 1 and 2			Equity Fund 3		Falcon
	Commercial	Series A Preferred Stock Conversion Rights			Series A Preferred	Common Stock	Notes
	Lender	Recorded at Average of			Stock Conversion	Conversion	Bridge
December 31, 2010	Put Liability	Five Year	Seven Year	Ten Year	Rights	Rights	Warrants
Fair value of liability	$628	$31,403	$31,758	$32,008	$3,290	$5,480	$3,612
Term in months	24	60	84	120	108	21	12
Risk free interest rate	0.40%	2.01%	2.71%	3.30%	3.30%	0.53%	0.29%
Volatility	53.10%	45.88%	46.92%	50.10%	48.93%	38.40%	33.40%
Dividend rate	—	—	—	—	—	—	—

During 2010, the Company acquired two parcels of land in connection with grants from governmental entities. These parcels of land were valued on May 25, 2010 and September 27, 2010 for $10.5 million and $9.8 million, respectively. The valuations were determined using Level 3 inputs. These amounts are included in Property and equipment-net in the accompanying consolidated balance sheet as of September 30, 2011.

As of September 30, 2011, Goodwill and intangible assets other than goodwill relate to the acquisition of Digital Domain, which occurred on October 15, 2009 and the acquisition of In-Three, which occurred on November 22, 2010. The fair value of Goodwill and intangible assets other than goodwill is subjective and based on estimates rather than precise calculations. The fair value measurement for Goodwill and intangible assets other than goodwill uses significant unobservable inputs that reflect management’s assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. A combination of valuation techniques is used, including (i) an income approach, which utilizes a discounted cash flow analysis using the Company’s weighted-average cost of capital rate, and (ii) the market approach, which compares the fair value of the subject company to similar companies that have been sold whose ownership interests are publicly traded.

Earnings Per Share — Basic earnings per share is computed based upon the weighted-average number of shares outstanding, including nominal issuances of common share equivalents, for each period presented. Fully-diluted, earnings per share is computed based upon the weighted-average number of shares and dilutive share equivalents outstanding for each period presented. Due to the Company’s net losses for the three and nine months ended September 30, 2011 and 2010, respectively, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive. These common stock equivalents include stock options, warrants, convertible debt securities and rights to exchange shares of Digital Domain Institute, Inc.’s common stock for shares of the Company’s Common Stock. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2011 and 2010, respectively.

The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the following periods, because their inclusion would have had an anti-dilutive effect, are summarized as follows:

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Stock options issued under 2010 stock plan	1,500,000	1,119,105	5,078,499	1,816,963
Lender stock options	201,770	2,645,620	10,457,397	2,928,632
Investor warrants	—	—	1,012,502	—
Placement agent warrants	1,204,341	—	1,406,841	—
Convertible stock of subsidiary	830,616	—	2,699,776	—
Convertible preferred stock	973,082	—	7,500,105	—

Segment Reporting — Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are Feature Films, Commercials and Animation. The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes within the enterprise for making operating decisions, allocating resources, and monitoring performance, which is primarily based on the sources of revenue.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (‘‘ASU No. 2011-08’’). This ASU amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of this ASU are effective for reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (‘‘ASU No. 2011-05’’). This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (‘‘OCI’’) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. This ASU does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, this ASU does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance is for disclosure purposes only and will not have any impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs (‘‘ASU No. 2011-04’’). This ASU amends the wording used to describe many of the requirements in US GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in ASU No. 2011-04 achieve the objectives of developing common fair value measurement and disclosure requirements in US GAAP and IFRSs and improving their understandability. Some of the requirements clarify the FASB’s intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The adoption of this guidance is for disclosure purposes only and will not have any impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (‘‘ASU No. 2010-29’’). This ASU clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The provisions of ASU No. 2010-29 are effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of this guidance is for disclosure purposes only and did not have any impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (‘‘ASU No. 2010-28’’). This ASU requires a company to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require an entity to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The provisions of ASU No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

6. NON-CONTROLLING INTERESTS

Changes in the non-controlling interest amounts of our subsidiaries for the nine months ended September 30, 2011 (unaudited) were as follows (in thousands):

Balance at December 31, 2010	$11,774
Issuance of common stock of subsidiaries	4,870
Issuance of common stock to acquire common stock in subsidiary	(15)
Issuance of common stock upon exchange of stock in subsidiary	(8,042)
Stock-based compensation	1,345
Foreign currency translation gain	15
Net loss attributable to non-controlling interests	(1,983)
Balance at September 30, 2011	$7,964

During the nine months ended September 30, 2011, the Company’s subsidiary Digital Domain realized a net loss of $10.8 million. Pursuant to the requirements under FASB ASC Topic 810, Consolidation, the Company allocates Digital Domain’s earnings to non-controlling interests based on the percentage of common stock of Digital Domain not owned by the Company. Intercompany transactions are eliminated in consolidation but impact the net earnings of each of the respective entities and as such affect amounts allocated to non-controlling interests. During the nine months ended September 30, 2011, $8.9 million of Digital Domain’s net loss was allocated to accumulated deficit representing the Company’s proportionate holdings in Digital Domain common stock outstanding (an average of 82.2%), and the remaining 17.8% of Digital Domain’s net loss, amounting to $1.9 million, was allocated to non-controlling interests.

In a similar manner, the Company’s subsidiary Digital Domain Institute, Inc. incurred a net loss of $0.4 million during the nine months ended September 30, 2011. Of this amount, $0.3 million was allocated to the accumulated deficit and $0.1 million was allocated to non-controlling interests.

7. CONTRACTS RECEIVABLE

The following shows the elements of accounts receivable from contracts as of September 30, 2011 (unaudited) and December 31, 2010 (in thousands):

	September 30,	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$35,347	$75,783
Accrued profit on uncompleted contracts	10,185	13,701
	45,532	89,484
Less billings to date	(48,837)	(102,858)
Unbilled receivables and advance payments on uncompleted contracts	$(3,305)	$(13,374)

Unbilled Receivables

	September 30,	December 31,
	2011	2010
Unbilled receivables	$15	$841
Advance payments	(3,320)	(14,215)
	$(3,305)	$(13,374)

Summary

	September 30,	December 31,
	2011	2010
Billed:
Completed contracts	$852	$1,257
Contracts in process	1,333	308
Retained	—	—
	2,185	1,565
Unbilled	15	841
	2,200	$2,406

In addition to contract receivables, the Company had receivables of $0.2 million at September 30, 2011 related to grant and royalty revenues.

8. GRANTS AND TAX INCENTIVES FROM GOVERNMENTAL ENTITIES

In November 2009, as amended on February 22, 2010, the Company entered into a Grant Agreement and a Lease Agreement with the City of Port St. Lucie, Florida (‘‘the City’’) calling for the City to provide to the Company a $10.0 million cash grant (‘‘City Cash Grant’’) and approximately $50.0 million in the form of a land donation and construction financing assistance (the ‘‘Building and Land Grant’’). These awards were granted as an incentive to locate operations in the State of Florida and specifically in Port St. Lucie, and to incent hiring activities, among other things, both of which will provide economic advantages to the general community.

In connection with the Building and Land Grant discussed above, the City issued bonds of $39.9 million on April 27, 2010 for the purpose of financing the construction of a building and installation of related equipment and certain associated expenses. The funds received under the bond issuance were deposited in a construction fund, which is used to fund construction expenses and equipment purchases.

The proceeds from the bonds have been recorded in Cash, held in trust, and the obligation as Government bond obligation in the accompanying condensed consolidated balance sheet as of September 30, 2011. The funds received under the bond issuance were deposited in a construction fund. Net interest is capitalized in accordance with the terms of FASB ASC Paragraph 835-20-30, which requires that net interest be recorded in relation to the construction-in-process during the construction period. Accordingly, through September 30, 2011 (unaudited) and December 31, 2010, the following activities have been recognized (in thousands):

	Cash Held in Trust	Property & Equipment, Net	Government Bond Obligation, Net	Accrued Interest on Bonds	Interest Expense

Bond offering	$39,900	$—	$(39,900)	$—	$—
Issuance costs and bond discount	(1,650)	—	1,650	—	—
Construction in progress	(3,408)	3,408	—	—	—
Recognition of interest expense	—	—	—	(57)	57
Capitalized interest, net	—	1,273	—	(1,273)	—
Purchase of property and equipment place into service	(2,954)	2,954	—	—	—
Amortization of OID and issuance costs	—	51	(51)	—	—
Payment of accrued interest, net	(669)	—	—	669	—
Balance at December 31, 2010	31,219	7,686	(38,301)	(661)	57
Construction in progress	(19,623)	19,623	—	—	—
Recognition of interest expense	—	—	—	(235)	235
Capitalized interest, net	—	1,243	—	(1,243)	—
Purchase of property and equipment place into service	(3,910)	3,910	—	—	—
Amortization of OID and issuance costs	63	90	(153)	—	—
Payment of accrued interest, net	(1,974)	—	—	1,974	—
Balance at September 30, 2011 (unaudited)	$5,775	$32,552	$(38,454)	$(165)	$292

9. PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2011 (unaudited) and December 31, 2010 consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
	(Unaudited)
Land	$21,330	$21,330
Computer equipment	23,533	15,042
Computer software	12,803	6,915
Construction-in-progress	25,023	4,732
Leasehold improvements	5,669	3,584
Machinery and equipment	2,801	2,680
Office equipment, furniture and fixtures	5,162	2,301
Total property and equipment - cost	96,321	56,584
Less accumulated depreciation and amortization	(17,452)	(8,689)
Total property and equipment - net	$78,869	$47,895

Computer software in the table above includes capitalized costs related to internally developed computer software. For the unaudited three and nine months ended September 30, 2011 and 2010, these costs amounted to $0.5 million, $0.5 million, $0.5 million and $nil, respectively. The gross carrying amount of capitalized costs associated with internally developed computer software as of September 30, 2011 (unaudited) and December 31, 2010 amounted to $3.9 million and $3.3 million, respectively. As of September 30, 2011 (unaudited) and December 31, 2010, the accumulated depreciation on the capitalized costs associated with internally developed computer software was $1.5 million and $0.8 million, respectively. The capitalized costs related to internally developed software are being depreciated on a straight-line basis over each asset’s estimated useful life that ranges from three to four years.

As of September 30, 2011 (unaudited) and December 31, 2010, the gross carrying amount of property and equipment recorded under capital leases was $4.5 million and $4.5 million, respectively. As of these dates, the accumulated depreciation on these leased assets was $2.7 million and $2.0 million, respectively.

Depreciation and amortization expense on property and equipment totaled $3.6 million, $1.8 million, $9.3 million and $5.2 million, for the unaudited three and nine months ended September 30, 2011 and 2010, respectively.

On January 12, 2011, the Company acquired $8.5 million in equipment from an unrelated third party. During the nine months ended September 30, 2011, the Company financed the first installment payment of $2.5 million through City of Port St. Lucie bond proceeds, paid $2.0 million from its general funds and paid $4.0 million using proceeds from equipment financing transactions.

10. INTANGIBLE ASSETS AND GOODWILL

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if events or changes in circumstances indicate the assets may be impaired. The Company determined there were no events or changes in circumstances that indicate that carrying values of Goodwill, indefinite-lived intangible assets, or other intangible assets subject to amortization may not be recoverable as of September 30, 2011 and December 31, 2010.

The following table provides information regarding changes in Goodwill and indefinite-lived intangible assets during the nine months ended September 30, 2011 (in thousands):

	Goodwill	Trademark
Goodwill & intangible assets not subject to amortization:	$18,081	$15,410
Balance, December 31, 2010
Changes recognized upon acquisitions or impairment	—	—
Balance, September 30, 2011 (unaudited)	$18,081	$15,410

The following tables present information regarding intangible assets with finite lives, all of which were recorded upon the acquisitions of Digital Domain and In-Three, at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011 (unaudited)
				Remaining
	Gross Carrying	Accumulated		Lives
	Amount	Amortization	Net Amount	(Months)
Unpatented technology	$25,910	$(5,156)	$20,754	111
Patents	420	(21)	399	171
Titanic participation rights	1,800	(240)	1,560	156
Customer relationships	300	(40)	260	156
Proprietary software	5,900	(800)	5,100	216
Total identified intangible assets	$34,330	$(6,257)	$28,073

	December 31, 2010
				Remaining
	Gross Carrying	Accumulated		Lives
	Amount	Amortization	Net Amount	(Months)
Unpatented technology	$25,910	$(3,212)	$22,698	120
Patents	420	—	420	180
Titanic participation rights	1,800	(150)	1,650	165
Customer relationships	300	(25)	275	165
Proprietary software	5,900	(282)	5,618	225
Total	$34,330	$(3,669)	$30,661

Amortization expense for intangible assets with finite lives were $0.9 million and $0.7 million for the unaudited three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $2.2 million for the unaudited nine months ended September 30, 2011 and 2010, respectively.

The estimated future amortization expense as of September 30, 2011 (unaudited) and December 31, 2010 is as follows (in thousands):

	September 30,	December 31,
	2011	2010
	(Unaudited)
2011 (remaining 2011 at September 30, 2011)	$863	$3,451
2012	3,451	3,451
2013	3,451	3,451
2014	2,984	2,984
2015	2,984	2,984
Thereafter	14,340	14,340
Total	$28,073	$30,661

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of September 30, 2011 (unaudited) and December 31, 2010 are summarized as follows (in thousands):

	September 30, 2011	December 31, 2010

Accounts payable	$5,440	$2,639
Accrued wages and employee benefits	4,489	6,032
Accrued professional fees	2,206	200
Other accrued expenses	1,255	4,372
	$13,390	$13,243

12. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and for income tax purposes. A deferred income tax asset is recognized if realization of such asset is more likely than not, based upon the weight of available evidence which includes historical operating performance and the Company’s forecast of future operating performance. The Company evaluates the realizability of its deferred income tax assets and a valuation allowance is provided, as necessary. During this evaluation, the Company reviews its forecasts of income in conjunction with the positive and negative evidence surrounding the realizability of its deferred income tax assets to determine if a valuation allowance is needed.

The Company files income tax returns in the U.S. federal jurisdiction, various U.S. states and Canada. Because of the Company’s history of tax losses, all income tax returns filed remain open to examination by U.S federal, Canadian and state tax authorities. The Company believes that it has made adequate provision for all income tax uncertainties pertaining to these open tax years.

The Company recognized income tax expense of $89 thousand for the three months ended September 30, 2011 which derives from $48 thousand of California state income tax expense and $35 thousand of Federal Alternative Minimum Tax. No tax benefit was recorded during the three and nine month periods ended September 30, 2011 and 2010, respectively, for the Company’s pretax loss, because the future realizability of such benefit was not considered to be more likely than not.

13. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS

Summaries of convertible and other notes payable as of September 30, 2011 (unaudited) and December 31, 2010 are as follows (in thousands):

	September 30, 2011
	Convertible Notes Payable
	Palm Beach	Palm Beach
	Capital Fund 1	Capital Fund 2	Comvest	Total
	Convertible	Convertible	Convertible	Convertible
	Note Payable	Note Payable	Note Payable	Notes Payable
Face amount	$9,715	$6,000	$8,000	$23,715
Unamortized discount	(5,766)	(3,722)	(7,778)	(17,266)
Net debt	3,949	2,278	222	6,449
Less current portion	(3,949)	(2,278)	—	(6,227)
Long-term portion	$—	$—	$222	$222

	September 30, 2011
	Other Notes Payable
				Total
		Comvest	Other	Other
	Comvest	Revolver	Notes	Notes	Total
	Note Payable	Payable	Payable	Payable	Net Debt
Face amount	$12,000	$7,400	$2,000	$21,400	$45,115
Unamortized discount	(1,457)	(869)	—	(2,326)	(19,592)
Net debt	10,543	6,531	2,000	19,074	25,523
Less current portion	(10,543)	(6,531)	(2,000)	(19,074)	(25,301)
Long-term portion	$—	$—	$—	$—	$222

	December 31, 2010
	Convertible Notes Payable
	Palm Beach	Palm Beach	Palm Beach
	Capital Fund 1	Capital Fund 2	Capital Fund 3
	Convertible	Convertible	Convertible
	Note Payable	Note Payable	Note Payable	Total
Face amount	$9,715	$6,000	$2,200	$17,915
Unamortized discount	(8,984)	(5,800)	(2,200)	(16,984)
Net convertible notes payable	731	200	—	931
Less current portion	—	—	—	—
Long-term portion	$731	$200	$—	$931

	December 31, 2010
	Other Notes Payable
	Commercial	Other		Total Debt
	Lender	Notes		December 31,
	Note Payable	Payable	Total	2010
Face amount	$12,000	$1,054	$13,054	$30,969
Unamortized discount	(4,627)	—	(4,627)	(21,611)
Net notes payable	7,373	1,054	8,427	9,358
Less current portion	—	(1,054)	(1,054)	(1,054)
Long-term portion	$7,373	$—	$7,373	$8,304

Principal maturities of debt at September 30, 2011 (unaudited) are as follows (in thousands):

	September 30,	December 31,
	2011	2010
2011 (remaining 2011 at September 30, 2011)	$2,000	$1,054
2012	35,115	29,915
2016	8,000	—
Total face amount	45,115	30,969
Less amounts representing debt discount	(19,592)	(21,611)
Net debt	$25,523	$9,358

The changes in net debt for the nine months ended September 30, 2011 (unaudited) and the year ended December 31, 2010 are as follows (in thousands):

	Convertible Notes Payable
	Palm Beach	Palm Beach	Palm Beach
	Capital Fund 1	Capital Fund 2	Capital Fund 3	Comvest	Total
	Convertible	Convertible	Convertible	Convertible	Convertible
	Note Payable	Note Payable	Note Payable	Note Payable	Notes Payable
Net debt, December 31, 2010	$731	$200	$—	$—	$931
New borrowings	—	—	2,000	8,000	10,000
Recognition of discounts and deferred issue costs	—	—	(2,000)	(8,000)	(10,000)
Amortization of discounts and deferred issue costs	3,218	2,078	881	222	6,399
Capitalized interest	—	—	173	—	173
Debt extinguishments	—	—	2,226	—	2,226
Conversion of note to common stock	—	—	(3,280)	—	(3,280)
Net debt, September 30, 2011	$3,949	$2,278	$—	$222	$6,449

					Total
	Commercial	Comvest	Comvest	Other	Other
	Lender	Lender	Revolver	Notes	Notes	Total
	Note Payable	Note Payable	Note Payable	Payable	Payable	Net Debt
Net debt, December 31, 2010	$7,373	$—	$—	$1,054	$8,427	$9,358
New borrowings	—	—	7,400	2,000	9,400	19,400
Repayments	—	—	—	(1,054)	(1,054)	(1,054)
Recognition of discounts and deferred issue costs	—	(1,779)	(1,061)	—	(2,840)	(12,840)
Amortization of discounts and deferred issue costs	973	322	192	—	1,487	7,886
Capitalized interest	—	—	—	—	—	173
Debt extinguishments	3,371	—	—	—	3,371	5,597
Conversion of note to common stock	—	—	—	—	—	(3,280)
Amortization of Commercial Lender Put	283	—	—	—	283	283
Purchase of Commercial Lender note payable by Comvest Capital II	(12,000)	12,000	—	—	—	—
Net debt, September 30, 2011	$—	$10,543	$6,531	$2,000	$19,074	$25,523

Interest and Financing Expenses — The components of interest expense for the three and nine months ended September 30, 2011 and 2010 are as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Issuance of and changes in fair value of warrant and other debt-related liabilities	$7,520	$6,115	$82,780	$8,193
Amortization of discount and issuance costs on notes payable	4,098	687	10,656	1,672
Loss on debt extinguishments	4,477	—	6,703	—
Interest expense on notes payable	1,067	604	2,420	2,066
Interest expense on capital lease obligations	76	88	245	190
Total interest expense	$17,238	$7,494	$102,804	$12,121

Debt transactions in the Nine Months ended September 30, 2011 — During the nine months ended September 30, 2011, the Company paid the remaining portion of a loan with a private party of $0.5 million and its line of credit for $0.5 million.

On April 15, 2011, Palm Beach Capital Fund 3 exercised its option to invest the final $2.0 million from the remaining capacity of the company’s Junior Debt agreement. In accordance with this agreement, Palm Beach Capital Fund 3 was issued additional warrants to purchase shares of the Company’s common stock. The fair value of these additional warrants on that date was $4.9 million. Of this amount, $2.0 million was recorded as a debt discount and the remaining $2.9 million was recorded as interest expense.

Effective June 30, 2011, the convertible note payable with Palm Beach Capital Fund 3 was modified to extend the voluntary conversion feature from June 30, 2011 to December 31, 2011. This modification was accounted for as a debt extinguishment. The principal amount of the loan at that date was $4.3 million and the unamortized discount on the loan was $3.4 million. Therefore, the carrying value of the loan before the modification was $0.9 million. Upon modification, the fair value of the loan was $3.1 million.  Consequently, the Company recognized a loss on debt extinguishment of $2.2 million to adjust the carrying value of the loan to fair value.

The convertible note with Palm Beach Capital Fund 3 contained a mandatory conversion feature that was triggered upon the Company completing (1) an initial public transaction where the Company was publicly traded with a market capitalization of not less than $100 million or (2) a private placement of capital stock where the enterprise value of the Company was no less than $100 million and the Company receiving net proceeds of at least $20 million from such private placement. In July and August, 2011, the Company completed such a private placement, which triggered the mandatory conversion. This debt was converted into 726,594 shares of the

Company’s common stock. The Company recognized a loss of $1.1 million upon this conversion.

On May 23, 2011, the Company entered into an equipment finance agreement for $2.0 million with Palm Beach Capital Fund 3. This loan bore interest at 8%. The Company repaid this loan in full subsequent to September 30, 2011.

On July 1, 2011, the Company entered into a credit agreement with Comvest Capital II LP (“Comvest”), whereby the Company (i) sold to Comvest a convertible note in the aggregate principal amount of $8.0 million dollars (the “Convertible Note”), the proceeds of which the Company used to acquire all of the rights of our Commercial Lender under the terms of the stock option agreement with such lender, and (ii) entered with Comvest as lender into a revolving credit facility in an initial principal amount of up to $15.0 million (the “Revolving Credit Facility”). The credit agreement requires that Digital Domain, among other things, maintain a certain specified level of EBITDA measured once during the term of the Convertible Note and the Revolving Credit Facility.

The Convertible Note (i) carries an interest rate of 10.0% per annum; (ii) requires quarterly interest payments in arrears due on December 31, March 31, September 30, and September 30, commencing September 30, 2011; and (iii) is due and payable in full on September 30, 2016. On each interest payment due date, the Company may, at its discretion, in lieu of the payment in whole or in part of interest due on the Convertible Note, pay such amount by adding such amount to the outstanding principal amount of the Convertible Note. In addition to certain conversion rights set forth in the Convertible Note, pursuant to which Comvest has the right from time to time to convert all of the amount owing under the Convertible Note into shares of the Company’s Common Stock as a specified conversion ratio (subject to adjustment), upon the consummation of a qualified initial public offering of our Common Stock (“QIPO”) that raises gross proceeds to the Company of not less than $75 million, the outstanding interest and principal amount under the Convertible Note will be automatically converted into such number of shares of the Company’s Common Stock as is equal to the product of (x) an amount equal to the number of shares of the Company’s Common Stock outstanding (on a fully converted, fully diluted basis (taking into account the shares of the Company’s Common Stock issuable upon such conversion), subject to adjustment) on the date of conversion, multiplied by (y) a fraction, (i) the numerator of which is the outstanding interest and principal amount under the Convertible Note on such date and (ii) the denominator of which is the sum of (A) 103,132,159 and (B) the outstanding interest and principal amount under the Convertible Note on such date. The Convertible Note also has a put option feature that becomes exercisable on December 31, 2012, whereby the Company is required upon the holder’s exercise to purchase the shares of the Company’s Common Stock issued upon the conversion of the Convertible Note at a price of (x) $4.00 per share if the notice informing the Company of the exercise of the put right is delivered to the Company before September 30, 2013, or (y) $4.50 per share if such notice is delivered to the Company on or after September 30, 2013.  This put option feature terminates upon the consummation of a QIPO. Upon the consummation of a QIPO, the Company is required to use the proceeds thereof to pay all amounts owing under the Convertible Note.

Under the Revolving Credit Facility, the Company is obligated to pay interest on the unpaid principal amount of each revolving loan under such facility on the first day of each calendar month, beginning with August 1, 2011, at the rate of (i) 12% per annum payable in cash and (ii) 2% per annum payable in kind as an increase to the outstanding principal amount under such loan. As of September 30, 2011, the Company had drawn down $7.4 million under the Revolving Credit Facility. Subject to certain specified limitations, the proceeds of the revolving loans may be used by the Company to: (A) repurchase put rights from Falcon Mezzanine Partners II, LP in an amount not to exceed $4.0 million, (B) pay fees and expenses to be paid by us in connection with the closing of the credit agreement and the transactions contemplated thereby, and (C) provide for working capital needs. The Revolving Credit Facility will terminate on the earliest to occur of (a) September 30, 2012, (b) the termination in whole of all revolving loan commitments under the Revolving Credit Facility pursuant to the terms thereof, or (c) the date upon which the Company consummate a QIPO. Upon the consummation of a QIPO, the Company is required to use the proceeds thereof to pay all amounts owing under the Revolving Credit Facility.

In connection with entering into the credit agreement with Comvest, the Company issued to Comvest a warrant for the purchase of shares of its Common Stock in an aggregate amount equal to up to 2% of the shares of the Company’s Common Stock outstanding (on an as-converted, fully diluted basis, subject to adjustment) on the date of any exercise of the warrant (taking into account the shares of the Company’s Common Stock issuable upon such exercise), subject to dilution only for certain specified permitted dilution events, for an aggregate exercise price of $10.00. Comvest’s right to exercise the warrant vested as to 50% of the number of underlying shares of the Common Stock described in the preceding sentence when the Company made our initial drawdown of $5.0 million under the Revolving Credit Facility. If, prior to December 31, 2011, the Company draws down an aggregate of $7.5 million or more under the Revolving Credit Facility, on December 31, 2011 Comvest’s right to exercise the warrant shall vest in full.

As the amount drawn under the Revolving Credit Facility as of September 30, 2011 was less than the $7.5 million threshold, Comvest’s vested warrants amount to 1% of the fully diluted Common Stock outstanding. The fair value of the warrants on that date was $3.9 million, of which $2.2 million was recorded as a debt discount and $1.7 million was recorded as interest expense.

In addition, Comvest paid in full all amounts of principal and interest owing from the Company to the Commercial Lender in exchange for our issuance of a promissory note to Comvest in the aggregate principal amount of $12.0 million. The promissory note (i) carries an interest rate equal to the greater of 6.5% per annum or a floating rate of interest equal to the prime rate plus 200 basis points; (ii) requires monthly interest payments in arrears; and (iii) is due on September 29, 2011; provided, however, that the Company may extend the due date by an additional 364-day period provided that no specified event of default has occurred and has not been cured as of such initial due date. Upon the consummation of a qualified initial public offering of our Common Stock that raises gross proceeds to the Company of not less than $40 million, the Company is required to use the proceeds thereof to pay all amounts owing under the promissory note. As of the date of this transaction, the unamortized debt discount on the loan with the Commercial Lender was $3.4 million. The Company recognized this amount as a loss on debt extinguishment. Upon the Company completing its initial public offering as discussed in Note 1, Comvest released the common stock of the Company owned by the Chief Executive Officer which had been pledged as collateral for the loans.

Pursuant to amendatory instruments entered into on October 31, 2011 and November 1, 2011, the Company and Palm Beach Capital Funds 1 and 2, in their capacity as senior convertible debt holders of the Company, agreed to a modification of their respective loan agreements. This modification, among other things, lowered the threshold triggering automatic conversion of the entire outstanding unpaid principal balance of this convertible debt into shares of the Company’s common stock, in connection with a registered offering of the Company’s common stock, from a resultant market capitalization of not less than $200 million and net proceeds to the Company of not less than $75 million, to a resultant market capitalization of not less than $200 million and net proceeds to the Company of not less than $20 million. The same threshold was modified in the same manner with respect to the automatic exercise of warrants held by these lenders and their affiliates that are exercisable into shares of the Company’s Series A Preferred Stock and common stock. As compensation for these modifications, these lenders and their affiliates received additional warrants, having an exercise price of $0.01 per share and otherwise identical in tenor with the amended warrants, to purchase up to an additional 130,000 shares of the Company’s common stock. Upon the Company completing its initial public offering as discussed in Note 1, these convertible notes and warrants were automatically converted into 15,103,083 shares of the Company’s common stock in November 2011.

14. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES

Summaries of warrant and other debt-related liabilities as of September 30, 2011 (unaudited) and December 31, 2010 are as follows (in thousands):

	September 30,	December 31,
	2011	2010

Short-term warrant liabilities:
Commercial Lender Put	$—	$628
Comvest Capital II Put	247	—
Digital Domain Series B Preferred Stock put right	—	5,000
Digital Domain Bridge Warrants	4,087	3,612
Total short-term warrant liabilities	4,334	9,240
Long-term warrant liabilities:
Palm Beach Capital Fund 1 Series A Preferred Stock conversion warrant	48,725	21,423
Palm Beach Capital Fund 1 common stock conversion right	22,977	3,116
Palm Beach Capital Fund 2 Series A Preferred Stock conversion warrant	23,426	10,300
Palm Beach Capital Fund 2 common stock conversion right	14,875	1,992
Palm Beach Capital Fund 3 common stock conversion warrant	11,650	3,290
Palm Beach Capital Fund 3 common stock conversion features	—	372
Comvest Capital II fee warrants	7,860	—
Comvest Capital II protective put	4,079	—
Total long-term warrant liabilities	133,592	40,493
Total warrant liabilities	$137,926	$49,733

The following table summarizes the warrant and other debt-related liabilities transactions from December 31, 2010 through September 30, 2011 (unaudited, in thousands):

	Commercial Lender Put	Comvest Capital II Put	Palm Beach Capital Fund 1	Palm Beach Capital Fund 2	Palm Beach Capital Fund 3	Comvest Capital II	Digital Domain Series B Preferred Stock	Digital Domain Bridge Warrants	Total
Balance, December 31, 2010	$628	$—	$24,539	$12,292	$3,662	$—	$5,000	$3,612	$49,733
Exercise of Series B Preferred Stock put	—	—	—	—	—	—	(5,000)	—	(5,000)
Common stock conversion warrant issued recorded as debt discount	—	—	—	—	2,000	5,538	—	—	7,538
Common stock conversion warrant issued recorded as interest expense	—	—	—	—	4,574	1,721	—	—	6,295
Common stock conversion warrant issued recorded as deferred debt issue costs	—	—	—	—	—	3,930			3,930
Purchase of Commercial Lender Put by Comvest Capital II	(267)	267	—	—		—	—	—	—
Conversion of warrant to equity					(2,776)	—	—	—	(2,776)
Changes in fair value of warrants	(361)	(20)	47,163	26,009	4,190	750	—	475	78,206
Balance, September 30, 2011 (unaudited)	$—	$247	$71,702	$38,301	$11,650	$11,939	$—	$4,087	$137,926

15. SEGMENT INFORMATION

Segment financial information is as follows (unaudited, in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Digital Production:
Feature Films	$12,522	$24,481	$59,240	$56,091
Commercials	3,367	4,528	16,049	14,615
Animation Studio	—	—	—	—
Corporate/Other	747	585	2,208	2,753
Total revenues	16,636	29,594	77,497	73,459

Costs and expenses:
Digital Production:
Feature Films	14,169	23,663	54,067	49,437
Commercials	3,975	3,269	14,637	12,079
Animation Studio	—	48	—	48
Corporate/Other	20,733	8,518	58,773	22,667
Total costs and expenses	38,877	35,498	127,477	84,231

Operating (loss) income:
Digital Production:
Feature Films	$(1,647)	$818	5,173	6,654
Commercials	(608)	1,259	1,412	2,536
Animation Studio	—	(48)	(48)	—
Corporate/Other	(19,986)	(7,933)	(56,565)	(19,914)
Total operating loss	$(22,241)	$(5,904)	$(49,980)	$(10,772)

Revenues:
United States	$14,764	$25,602	$64,878	$66,409
Canada	1,872	3,992	12,619	7,050
Total	$16,636	$29,594	$77,497	$73,459

16. COMMITMENTS & CONTINGENCIES

Litigation

Wyndcrest DD Florida, Inc., et al adv. Carl Stork. On March 29, 2010, we (under our former name ‘‘Wyndcrest DD Florida, Inc.’’) sued former Digital Domain Chief Executive Officer and director Carl Stork in Brevard County Florida Circuit Court to enforce a February 2010 stock purchase agreement pursuant to which we purchased Mr. Stork’s Digital Domain shares. The case was voluntarily dismissed on December 16, 2010. On September 8, 2010, Mr. Stork filed suit against us in Los

Angeles County Superior Court seeking rescission of the agreement and compensatory and punitive damages. The case was removed to the United States District Court for the Central District of California. Mr. Stork has been paid the purchase price in full under the agreement. We are vigorously defending against the claims. The case is in discovery, and as such we cannot reliably predict the outcome. Trial has been set for February 2012.

JK-DD, LLC and Jeffrey Kukes v. John C. Textor, et al. On August 12, 2010 the plaintiffs, who are stockholders of Digital Domain, filed suit against the defendants in Palm Beach County, Florida, Circuit Court seeking rescission of a 2007 settlement agreement that resolved a prior partnership dispute between Mr. Kukes and Mr. Textor pursuant to which the plaintiffs obtained their shares of Digital Domain common stock. The plaintiffs also seek damages for alleged dilution of the value of such shares. The defendants believe the Complaint is an attempt to reverse a valid, binding settlement agreement and are aggressively defending against the claims. On September 27, 2010, the defendants filed a motion to dismiss the plaintiffs’ claims. The plaintiffs subsequently dismissed two of the three counts in their original complaint, mailed defendants a draft amended complaint naming Digital Domain Media Group, Inc. as a defendant, and filed a separate new action against Mr. Textor and his wife, individually. The plaintiffs’ draft amended complaint against the Company has not been filed. The parties are engaged in settlement negotiations. Both cases are in discovery, and as such we cannot reliably predict the outcome. No trial date has been set in either case.

4580 Thousand Oaks Boulevard Corporation v. In Three, Inc., et al. On April 21, 2011, the plaintiff, the former commercial landlord of In-Three, filed suit in California Superior Court (Ventura County) seeking $4,558,000 in unpaid rent and operating expenses allegedly owed pursuant to a lease agreement between the plaintiff and In-Three. The subject lease pre-dated our acquisition of certain assets of In-Three and was specifically not assumed by us in that transaction. Notwithstanding, the plaintiff originally named us and our subsidiaries Digital Domain Productions and DD3D, Inc., as defendants but voluntarily dismissed its claims against all Digital Domain defendants on June 24, 2011. Subsequently, on October 5, 2011, the plaintiff’s counsel sent a letter to us enclosing a draft amended complaint adding us back into the lawsuit as a defendant. The plaintiff’s counsel advises our counsel that the plaintiff will decide whether to pursue the amended complaint claims against us after discovery has progressed further. In-Three has acknowledged its contractual indemnity obligation to us pursuant to the asset purchase transaction and, accordingly, will represent us in defense of this action. The case is in discovery and as such we cannot reliably predict the outcome. No trial date has been set.

Other — The Company is involved from time to time in routine litigation arising in the ordinary course of conducting its business. In the opinion of management, none of this pending routine litigation will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

17. RELATED PARTIES

Chairman and Chief Executive Officer of the Company and Chairman of Digital Domain — On June 3, 2011, Digital Domain granted Mr. John Textor, the Company’s Chairman and Chief Executive Officer and the Chairman of Digital Domain, the option to purchase 1,500,000 shares of Digital Domain’s Common Stock. These options have an exercise price of $.001 per share and were immediately vested. The grant was immediately exercised, and in July 2011 Mr. Textor exchanged the Digital Domain Common Stock for 934,580 shares of the Company’s Common Stock. As this option, exercise and exchange were contemplated prior to June 30, 2011 the Company recorded an additional $6.5 million of stock compensation expense related to the exchange of the shares of Digital Domain Common Stock for the Company’s Common Stock as of June 30, 2011. However, the Company did not record the exchange for purposes of determining outstanding common stock until July 2011.

As part of the initial public offering conducted by the Company on November 18, 2011, Mr. Textor purchased 1,176,471 shares of DDMG common stock at $8.50 per share for a total investment of $10.0 million.

Board Member, Chief Financial Officer and Former President of the Company and Former Secretary and Vice President and Current Board Member of Digital Domain — On July 1, 2011, Mr. Jonathan Teaford, the Company’s Chief Financial Officer, a member of its Board of Directors and its former President, as well as a member of the Board of Directors and the former Secretary and Vice President of Digital Domain, exchanged 650,000 shares of Digital Domain Common Stock for 404,984 shares of the Company’s Common Stock.

As part of the initial public offering conducted by the Company on November 18, 2011, Mr. Teaford purchased 58,825 shares of DDMG common stock at $8.50 per share for a total investment of $0.5 million.

Wyndcrest DD Investment Holdings, LLC — On July 1, 2011, Wyndcrest DD Investment Holdings, LLC exchanged 600,000 shares of Digital Domain Common Stock for 373,832 shares of the Company’s Common Stock.

5% Shareholder — On July 1, 2011, an owner of more than 5% of the outstanding shares of the Company’s Common Stock exchanged 350,000 shares of Digital Domain Common Stock for 218,069 shares of the Company’s Common Stock.

Digital Domain Youth Outreach Foundation, Inc. — On July 20, 2011, Digital Domain Youth Outreach Foundation, Inc. (‘‘DDYOF’’) was incorporated in Florida as a non-profit organization supporting local community youth soccer programs. The Company contributed $0.1 million to DDYOF and two of our Officers, our Chairman and Chief Executive Officer and our Senior Vice President and General Counsel, were named as Officers/Directors of DDYOF.

Investment in Digital Domain Institute, Inc. and DDMG Share Exchange — In August, 2011, Digital Domain Institute, Inc. sold 3,250,000 shares of common stock at $8.00 per share in a private placement for aggregate gross proceeds of $26.0 million in cash. The purchase agreements for these transactions include provisions for the exchange of such shares into shares of our Common Stock; thus, this transaction is reflected on an as-exchanged basis. Shares of DDI may be converted into shares of DDMG at an exchange rate of .8307 (or $9.63 per share of the Company’s Common Stock) upon the earlier of 120 days after the date of the investment or upon the successful completion of an IPO by DDMG.

Former Chief Executive Officer of Digital Domain — On October 3, 2011, this individual transitioned from Chief Executive Officer of Digital Domain to a new role as an advisor and independent producer.

Former Co-Chairman of Digital Domain — Digital Domain periodically creates digital imagery for feature films and commercials for which this individual is the director, or his production company is the producer. This individual was once a significant stockholder of Digital Domain. Revenues to Digital Domain from one feature film associated with this individual or his production company amounted to $22.7 million and $4.0 million for the nine months ended September 30, 2011 and 2010, respectively.

18. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which the consolidated financial statements have been issued. The following subsequent events occurred:

Changes in Subsidiary’s Management - In October 2011, the former Chief Executive Officer of Digital Domain transitioned to a new role as advisor and independent producer through November 2013. Also, the former Chief Financial Officer of Digital Domain transitioned to a position as an independent consultant through December 21, 2011. The former Head of Production of Digital Domain entered into a new employment agreement with the Company as its Senior Vice President of Global Studio Operations.

Litigation - 4580 Thousand Oaks Boulevard Corporation vs. In Three, Inc., et al. - On April 21, 2011, the plaintiff, the former commercial landlord of In-Three, Inc., filed suit in California Superior Court (Ventura County) seeking $4.6 million in unpaid rent and operating expenses allegedly owed pursuant to a lease agreement between the plaintiff and In-Three. The subject lease pre-dated the Company’s acquisition of certain assets of In-Three and was specifically not assumed by the Company in that transaction. Notwithstanding, the plaintiff originally named the Company and its subsidiaries Digital Domain Productions, Inc. and DD3D, Inc., as defendants but voluntarily dismissed its claims against all Digital Domain defendants on June 24, 2011. Subsequently, on October 5, 2011, the plaintiff’s counsel sent a letter to the Company enclosing a draft amended complaint adding the Company back into the lawsuit as a defendant. The plaintiff’s counsel has advised the Company’s counsel that the plaintiff will decide whether to pursue the amended complaint claims against the Company after discovery has progressed further. In-Three has acknowledged its contractual indemnity obligation to the Company pursuant to the asset purchase transaction and, accordingly, will represent the Company in defense of this action. The case is in discovery and as such the Company cannot reliably predict the outcome. No trial date has been set.

New Board Members - On October 31, 2011, the Company entered into stock option agreements with three new nominees to the Company’s Board of Directors. Each nominee is to receive, upon consummation of the Company’s initial public offering (‘‘IPO’’) options to acquire 150,000 shares of the Company’s Common Stock at the IPO price, vesting over two years in quarterly installments.

Loan and Warrant Amendments - Pursuant to amendatory instruments entered into on October 31, 2011, and November 1, 2011, the Company and Palm Beach Capital Funds 1 and 2, in their capacity as senior convertible debt holders of the Company, agreed to a modification of their respective loan agreements. This modification, among other things, lowered the threshold triggering automatic conversion of the entire outstanding unpaid principal balance of this convertible debt into shares of the Company’s common stock, in connection with a registered offering of the Company’s common stock, from a resultant market capitalization of not less than $200 million and net proceeds to the Company of not less than $75 million, to a resultant market capitalization of not less than $200 million and net proceeds to the Company of not less than $20 million. The same threshold was modified in the same manner with respect to the automatic exercise of warrants held by these lenders and their affiliates that are exercisable into shares of the Company’s Series A Preferred Stock and common stock. As compensation for these modifications, these lenders and their affiliates received additional warrants, having an exercise price of $0.01 per share and otherwise identical in tenor with the amended warrants, to purchase up to an additional 130,000 shares of the Company’s common stock.

West Palm Beach Office Lease - In October 2011, the Company’s subsidiary Digital Domain Institute signed a 10-year lease agreement for the 10,206 rentable square feet of office space located at 477 South Rosemary Avenue, West Palm Beach, FL known as The Offices at CityPlace North. Minimum lease commitments total $1.8 million over the ten-year life of the lease, including one-year rent abatement.

DD3D Patent License Agreement with Samsung Electronics Co., Ltd. - In November 2011, the Company’s subsidiary DD3D, Inc. entered into a patent license agreement with South Korean consumer electronics company Samsung Electronics Co., Ltd., pursuant to which Samsung is licensing from the Company, on a non-exclusive basis, the use of the Company’s patent portfolio of 3D conversion technology. This is the first such license granted by the Company in connection with its recently initiated 3D technology licensing initiative.

SEC Notice of Effectiveness and Listing on NYSE - On November 14, 2011, the Securities and Exchange Commission (SEC) issued a “Notice of Effectiveness”, declaring effective the Company’s Registration Statement on Form S-1 relating to its IPO.. On November 18, 2011, the Company received certification by the New York Stock Exchange (NYSE) approving its common stock for listing on the NYSE under the ticker symbol “DDMG”.

IPO Completion and Trading on NYSE - On November 18, 2011 the Company completed its initial public offering of 4,920,000 common shares at $8.50 per share for cash proceeds before expenses of $41.8 million. At 1:00 PM EST on Friday, November 18, 2011 trading commenced on the NYSE with 1.9 million shares traded and a closing price of $7.15 per share. Substantially all of the Company’s 34.6 million shares of common stock that were issued prior to November 18, 2011 are subject to 180-day lock-up agreements.

Conversion of Debt to Common Stock - In connection with the Company’s initial public offering, on November 18, 2011, the convertible debt and warrants issued to Palm Beach Capital Funds 1, 2 and 3 by the Company in connection with financing transactions with the Company were automatically converted and exercised, as applicable, into an aggregate of 15,103,083 shares of the Company’s Common Stock, thereby reducing the Company’s outstanding debt and warrant liabilities reflected on the Company’s balance sheet by $128.4 million.

Chairman and CEO Investment in DDMG IPO - As part of the initial public offering, on November 18, 2011, the Chairman of the Board and Chief Executive Officer of the Company purchased 1,176,471 shares of DDMG common stock at $8.50 per share for a total investment of $10.0 million.

CFO Investment in DDMG IPO - As part of the initial public offering, on November 18, 2011, the Chief Financial Officer of the Company purchased 58,825 shares of DDMG common stock at $8.50 per share for a total investment of $0.5 million.

State of Florida Tax Credits - In November 2011, the Company received notice from the Florida Governor’s Office of Film and Entertainment that two new projects representing $2.9 million in tax credits had been certified under the State of Florida’s Entertainment Industry Financial Incentive Program, bringing the Company’s total potential tax credits under this program to $20.0 million for four projects. These tax credits are transferable and range from 20% to 30% of qualified expenditures. None of the $20.0 million in potential tax credits have been recognized in the Company’s financial statements to date.

China Joint Venture - On December 14, 2011, the Company announced its first strategic partnership in China, a partnership with Beijing Galloping Horse Film Company, Ltd.  The Company and Beijing Galloping Horse Film Company, Ltd. will each own 50% of the Digital Domain — Galloping Horse Studio to be constructed in China. The Company will contribute its technology and expertise in operating a VFX operation and will be responsible for designing the facility and training personnel. Beijing Galloping Horse Film Company, Ltd. will provide the land for the studio and will be responsible for the construction and build-out costs for the new facility. Beijing Galloping Horse Film Company, Ltd. will also lead related fundraising for the venture in the greater China capital markets.

DDMG Share Repurchase Program - On December 20, 2011 the Board of Directors authorized the Company to repurchase up to $10 million of its outstanding common stock.  Shares are to be repurchased from time to time through open market transactions.  The manner, price, number and timing of share repurchases will be subject to a number of factors.  The share repurchase program has an expiration date of June 22, 2012.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis is intended to help the reader understand the results of operations and financial condition of Digital Domain Media Group, Inc. The following discussion should be read in conjunction with our Form S-1/A and the unaudited Condensed Consolidated Financial Statements and the notes thereto included in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this Quarterly Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are an award-winning digital production company. Since our inception in 1993, we have been a leading provider of computer-generated imagery animation and VFX for major motion picture studios and advertisers. Our company, work and employees have been recognized with numerous entertainment industry awards and nominations, including seven awards issued by the Academy of Motion Picture Arts and Sciences (the ‘‘Academy’’) — three Academy Awards for Best Visual Effects and four awards for Scientific and Technical Achievement.

Our Business

Digital Production

We are one of the leading digital production companies. We offer our clients innovative, end-to-end solutions across multiple media platforms spanning the entire content production process from idea generation and pre-production to design, directing, live-action production and post-production. We have three key digital production business units: Digital Domain Productions — VFX for feature films and advertising; Mothership Media, Inc. — digital advertising and marketing solutions; and In-Three— creation and conversion of 3D content.

Animation Studio

Our animation feature film business focuses on the development of our original full-length, family-oriented CG animated feature films. Our business is led by a creative storytelling team of accomplished directors, producers, story artists and animators who joined us from leading companies in the family animation film industry. To house this business, we are currently leasing a 64,000 square foot building while we complete the construction of a 115,000 square foot facility. Since establishing our animation studio in 2009, we have executed Grant Agreements with the State of Florida and the City of Port St. Lucie, Florida to provide grant packages consisting of $80.0 million in cash, land and low interest financing to help us establish this studio. We have also been certified for $20.0 million in potential tax credits from the State of Florida to offset the expenses of producing our first several projects.

Education

We founded Digital Domain Institute, Inc. (“DDI”), a for-profit post-secondary educational institution in partnership with Florida State University, (“FSU”). In April 2011, we entered into agreements with FSU establishing what we believe is a first-of-its-kind public/private education partnership whereby DDI graduates will receive fully-accredited four-year Bachelor degrees from FSU. Working closely with FSU’s College of Motion Picture Arts and the Florida Department of Education, we have designed a curriculum for DDI that we expect will produce workforce-ready graduates possessing both traditional motion picture arts and state-of-the-art technical animation and visual effects CG skills. We expect to also provide our graduates with the skills to compete in the broader digital economy, which includes commercial applications such as military simulation, medical simulation, architecture, engineering, software development and related technologies. We believe this partnership between DDI and FSU represents a cutting-edge collaboration between an industry-leading technology and entertainment company and one of the nation’s top film schools.

Key Metrics

The Company relies on certain key performance indicators to manage and assess our business activities. The key indicator described below assists us in evaluating growth trends, establishing budgets, recruiting and hiring employees, and assessing our overall operational efficiencies. The Company discusses revenue and cash flow from operating activities, respectively, under “Results of Operations” and “Liquidity and Capital Resources” below. An important measure of our quarterly and annual performance, Non-GAAP Adjusted EBITDA, is discussed below.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Accounting principles generally accepted in the United States of America require our management to make estimates and assumptions in the preparation of our condensed consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The most significant areas that require management judgment are fair values of consideration issued and net assets acquired in connection with business combinations; revenue and cost recognition; collectability of contract receivables; deferred grant revenues; deferred income tax valuation allowances; amortization of long-lived assets and intangible assets; impairment of long-lived assets, intangible assets and goodwill; accrued expenses; advance billings and deferred revenue; recognition of stock-based compensation; calculation of the warrant and other debt-related liabilities; and contingencies and litigation. The accounting policies for these areas are discussed in this section and in the notes to our accompanying consolidated financial statements. However, estimates inherently relate to matters that are uncertain at the time the estimates are made, and are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Digital Imagery Revenue — The Company recognizes digital imagery revenue from fixed-price contracts, each consisting of an accepted written bid and agreed-upon payment schedule, for the development of digital imagery and image creation for the entertainment and advertising industries. Contracts to provide digital imagery are accounted for in accordance with FASB ASC Subtopic 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue recognition is initiated when persuasive evidence of an arrangement with a customer is established, which is upon entry by the Company, or Digital Domain (“the Predecessor” or “DD”) and the customer into a legally enforceable agreement. In accounting for the contracts, the cost to- cost measures of the percentage-of-completion method of accounting are utilized in accordance with FASB ASC Subtopic 605-35. Under this method, revenues, including estimated earned fees or profits, are recorded as costs are incurred. For all contracts, revenues are calculated based on the percentage of total costs incurred compared to total estimated costs at completion. Contract costs include direct materials, direct labor costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. These costs are included in cost of revenues.

The customer contracts in the digital imagery business represent binding agreements to provide digital effects to the customers’ specifications. The contracts contain subjective standards applicable to the delivered digital effects and objective specifications that relate to the technical format for the digital effects delivered to customers. In all instances, the customer receives complete ownership rights in and to the digital effects as the effort progresses. In the event of a termination of a contract, ownership in the digital effects transfers to the customer, and the Company or Predecessor as the contractor is entitled to receive reimbursement of costs incurred up to that point and a reasonable profit. The contracts contain production schedules setting forth a timeline for production and a final delivery date for the completed digital effects.

Payments for the services are received over the term of the contract, including payments required to be delivered in advance of work to fund a portion of the costs to produce the digital effects. Cash received from customers in excess of costs incurred and gross profit recognized on the related projects are recorded as advance payments. Unbilled receivables represent revenues recognized in excess of amounts billed. The digital effects produced are delivered to the customer at the end of the contract and the customer is not required to deliver the final scheduled payment until receipt and acceptance of the digital effects.

A review of uncompleted contracts is performed on an ongoing basis. Amounts representing contract change orders or claims are included in revenues only when they meet the criteria set forth in FASB ASC Subtopic 605-35. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income.

Changes in estimates of contract sales, costs and profits are recognized in the current period based on the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. A significant change in one or more projects could have a material adverse effect on the consolidated financial position or results of operations.

Fair Value of Financial Instruments — We have adopted FASB ASC Subtopic 820-10, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosure on fair value measurements.

FASB ASC Subtopic 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Subtopic 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC Subtopic 820-10 describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices for identical assets or liabilities in active markets.

Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market activity and that relate to financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Our financial instruments, including Cash and cash equivalents; Cash, held in trust; Contract receivables; Accounts payable and accrued liabilities; Advance payments and deferred revenue and Contract obligations, are carried at amounts that approximate fair value due to the short maturity of such instruments.

Our loans are carried at the principal amount less unamortized discounts and debt issuance costs.

Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, Goodwill and Other intangible assets.

Warrants and other debt-related liabilities are measured at fair value on a recurring basis using Level 3 inputs. In valuing warrant and other debt-related liabilities, a combination of valuation techniques is used including the income approach (based on the cash outlays estimated to be paid by us) and the market approach (which allocates the resulting value to various classes of equity using the option pricing method). The value of the warrants is then calculated by multiplying the resulting fair value per share of our Common Stock by the number of shares of our Common Stock into which the warrants are exercisable.

Segment Reporting — Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are Feature Films, Commercials and Animation. The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes within the enterprise for making operating decisions, allocating resources, and monitoring performance, which is primarily based on the sources of revenue.

Non-GAAP Adjusted EBITDA

Non-GAAP Adjusted EBITDA represents net income (loss) adjusted for (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt and equity issuance costs, (7) other (income) expense and (8) our grant receipts from government agencies that were received in a given period so that these receipts are reflected on a cash basis. Items (1) through (7) are excluded from net income (loss) internally when evaluating our operating performance. Item (8) is included as we believe this adjustment for grant receipts is indicative of our core operating performance both because it reflects our ability to secure and receive grant receipts in a given period and such receipts are matched with the expenses associated with initiating the business operations that those grant receipts were designed, in part, to offset. Management believes Non-GAAP Adjusted EBITDA allows investors to make a more meaningful comparison between our operating results over different periods of time, as well as with those of other companies in our industry, because it both includes grant receipts from government agencies and excludes items such as interest expense and other adjustments related to financing activities that we believe are not representative of our operating performance.

We believe that Non-GAAP Adjusted EBITDA, which is a non-GAAP financial measure, when viewed with our results under U.S. GAAP and the accompanying reconciliations, provides useful information about our operating performance and period-over-period growth, and provides additional information that is useful for evaluating our operating performance. Additionally, we believe that Non-GAAP Adjusted EBITDA provides a more meaningful comparison of our operating results against those of other companies in our industry, as well as on a period-to-period basis, because this measure both includes grant receipts from government agencies and matches such receipts with the expenses that those grant receipts were designed, in part, to offset and excludes items that are not representative of our operating performance, such as the fair value adjustments associated with our historical financings as a private company. We believe that including these costs and excluding cash grant receipts in our results of operations results in a lack of comparability between our operating results and those of our peers in the industry, the majority of which do not have comparable start-up costs or amortization costs related to intangible assets. However, Non-GAAP Adjusted EBITDA is not a measure of financial performance under U.S. GAAP and, accordingly, should not be considered as an alternative to net income (loss) as an indicator of operating performance.

A reconciliation of net income (loss), a U.S. GAAP measure, to Adjusted EBITDA, is provided in “— Results of Operations” presented below.

Results of Operations

The following table sets forth certain information regarding the Company’s unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2011 and September 30, 2010, and the pro forma results of operations for the three and nine months ended September 30, 2010, assuming the acquisition of In-Three occurred on January 1, 2010 (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2010	2011	2010	2010
			Pro forma			Pro forma

Revenues:
Revenues	$15,889	$29,009	$29,009	$75,289	$70,706	$71,552
Grant revenues from governmental agencies	747	585	585	2,208	2,753	2,753
Total revenues	16,636	29,594	29,594	77,497	73,459	74,305
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	17,932	26,775	26,775	67,514	61,021	61,862
Depreciation expense	3,607	1,836	1,877	9,283	5,237	5,360
Selling, general and administrative expenses	16,475	6,154	7,633	48,092	15,772	20,021
Amortization of intangible assets	863	733	862	2,588	2,201	2,588
Total costs and expenses	38,877	35,498	37,147	127,477	84,231	89,831
Operating loss	(22,241)	(5,904)	(7,553)	(49,980)	(10,772)	(15,526)
Other income (expenses):
Interest and finance expense:
Issuance of and changes in fair value of warrant and and other debt-related liabilities	(7,520)	(6,115)	(6,116)	(82,780)	(8,193)	(8,194)
Amortization of discount and issuance costs on notes payable	(4,098)	(687)	(687)	(10,656)	(1,672)	(1,672)
Loss on debt extinguishment	(4,477)	—	—	(6,703)	—	—
Interest expense on notes payable	(1,067)	(604)	(997)	(2,420)	(2,066)	(3,220)
Interest expense on capital lease obligations	(76)	(88)	(88)	(245)	(190)	(190)
Other income (expense), net	152	228	82	1,656	321	(229)
Loss before income taxes	(39,327)	(13,170)	(15,359)	(151,128)	(22,572)	(29,031)
Income tax provision	(161)	—	—	89	7	7
Net lossbefore non-controlling interests	(39,166)	(13,170)	(15,359)	(151,217)	(22,579)	(29,038)
Net loss attributable to non-controlling interests	916	677	677	1,983	3,714	3,714
Net loss attributable to common stockholders	$(38,250)	$(12,493)	$(14,682)	$(149,234)	$(18,865)	$(25,324)

Non-GAAP Adjusted EBITDA	$(9,693)	$(2,822)	$(4,660)	$(10,200)	$4,521	$277

A reconciliation of net loss before non-controlling interests, a U.S. GAAP measure, to Non-GAAP Adjusted EBITDA, a non-GAAP measure, is presented in the table below (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2010	2011	2010	2010
			Pro forma			Pro forma

Net loss before non-controlling interests	$(39,166)	$(13,170)	$(15,359)	$(151,217)	$(22,579)	$(29,038)
Add back (reverse) charges (income) pertaining to:
Losses on debt extinguishment	4,477	—	—	6,703	—	—
Share-based compensation and share exchange expense	9,293	511	511	23,897	1,194	1,194
Income tax expense (benefit)	(161)	—	—	89	7	7
Interest expense, net	5,241	1,379	1,772	13,321	3,928	5,082
Depreciation expense	3,607	1,836	1,877	9,283	5,237	5,360
Amortization of intangible assets	863	733	862	2,588	2,201	2,588
Changes related to fair value of warrant and other debt-related liabilities	7,520	6,115	6,116	82,780	8,193	8,194
Acquisition-related non-cash adjustments	—	359	—	—	2,393	2,393
Other EBITDA addbacks:
Grant cash receipts in excess of grant revenue recognized	(1,367)	(585)	(585)	1,922	2,247	2,247
Write-off of deferred offering costs	—	—	—	434	—
Other expenses	—	—	146	—	1,700	2,250
Non-GAAP Adjusted EBITDA	$(9,693)	$(2,822)	$(4,660)	$(10,200)	$4,521	$277

Operating Segments

FASB ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our three operating segments are Feature Films, Commercials and Animation. These segments are presented in the way the Company internally manage and monitor our performance. Our reporting systems present various data used by management to operate the business. However, certain expenses are not allocated to the various segments (primarily consisting of support staff salaries and benefits, fees for outside professional services, insurance costs, and utilities costs, all of which are included in selling, general and administrative expenses), and thus a reconciliation is provided between the consolidated financial statements and the data related to the combined segments. Interest and other income are not allocated to the various segments, as the chief operating decision maker does not evaluate segment operations beyond the income (loss) from operations level.

Our digital production business (containing the segments of Feature Films and Commercials) has historically dominated our operations. The revenue for each of the segments is derived from external customers. A majority of all revenues have been generated in the United States from customers located in the United States.

The table below sets forth certain unaudited  information regarding the results of operations of our segments for the periods indicated (in thousands):

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2011	2010	2010	2011	2010	2010
			(Pro Forma)			(Pro Forma)
Feature Films
Revenues	$12,522	$24,481	$24,481	$59,240	$56,091	$56,937
Cost of revenues	14,055	23,663	23,663	53,227	49,437	50,278
SG&A	114	—	—	840	—	—
Operating income	$(1,647)	$818	$818	$5,173	$6,654	$6,659

Commercials
Revenues	$3,367	$4,528	$4,528	$16,049	$14,615	$14,615
Cost of revenues	3,877	3,112	3,112	14,287	11,584	11,584
SG&A	98	157	157	350	495	495
Operating income (loss)	$(608)	$1,259	$1,259	$1,412	$2,536	$2,536

Animation/Content
Revenues	$—	$—	$—	$—	$—	$—
Cost of revenues	—	—	—	—	—	—
SG&A	—	48	48	—	48	48
Operating loss	$—	$(48)	$(48)	$—	$(48)	$(48)

Corporate & Other
Revenues	$747	$585	$585	$2,208	$2,753	$2,753
Cost of revenues	—	—	—	—	—	—
Depreciation	3,607	1,836	1,877	9,283	5,237	5,360
SG&A (excluding stock-based compensation and share exchange expense)	6,970	5,438	6,917	23,005	14,035	18,284
Stock-based compensation and share exchange expense	9,293	511	511	23,897	1,194	1,194
Amortization	863	733	862	2,588	2,201	2,588
Operating loss	$(19,986)	$(7,933)	$(9,582)	$(56,565)	$(19,914)	$(24,673)

Consolidated
Revenues	$16,636	$29,594	$29,594	$77,497	$73,459	$74,305
Cost of revenues	17,932	26,775	26,775	67,514	61,021	61,862
Depreciation	3,607	1,836	1,877	9,283	5,237	5,360
SG&A (excluding stock-based compensation and share exchange expense)	7,182	5,643	7,122	24,195	14,578	18,827
Stock-based compensation and share exchange expense	9,293	511	511	23,897	1,194	1,194
Amortization	863	733	862	2,588	2,201	2,588
Operating loss	$(22,241)	$(5,904)	$(7,553)	$(49,980)	$(10,772)	$(15,526)

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Summary of operating results

The operating loss increased $16.4 million to $22.2 million for the three months ended September 30, 2011 from $5.9 million for the same period of the prior year. The gross margin, defined as revenues less cost of revenues, declined $4.1 million, primarily due to increases in unutilized labor as we elected to maintain our trained and experienced work force and infrastructure in anticipation of future projects, including those projects in which we hold an ownership stake. Additional detail on the components included in our cost of revenues is provided below.  Stock-based compensation and share exchange expense increased from $0.5 million to $9.3 million. Other Selling, general and administrative (“S,G&A”) expenses increased by $1.5 million over the prior period to $7.2 million over the prior period, primarily resulting from increased rent and other occupancy costs during the three months ended September 30, 2011. Depreciation and amortization increased $1.9 million over the prior period.

Interest and other financing costs increased $9.3 million to $17.2 million for the three months ended September 30, 2011 from $7.5 million for the same period of the prior year. The principal causes of this increase were a $1.4 million increase in the non-cash changes in fair value of warrant and other debt-related liabilities, $3.4 million increase in the amortization of debt discounts and $4.5 million for losses recognized on debt extinguishments. The net losses before non-controlling interests were $39.2 million and $13.2 million for the three months ended September 30, 2011 and 2010, respectively. These increases are explained in greater detail below.

Revenues

The $13.0 million decrease in total revenues for the three months ended September 30, 2011 as compared to the same period of the prior year was due primarily to a $12.0 million decrease in feature film revenues and a $1.2 million decrease in commercial revenues.

Feature film revenues decreased to $12.5 million for the three months ended September 30, 2011, of which revenues from four features accounted for $9.2 million of this total. Feature film revenues for the three months ended September 30, 2010 aggregated $24.5 million, of which revenues from one feature film accounted for $14.6 million of this total. The aggregate decrease is due to a larger number of smaller projects that were in production during the three months ended September 30, 2011.

Commercials revenues decreased to $3.3 million for the three months ended September 30, 2011 from $4.5 million for the same period of the prior year. We recognized revenue from one commercials project of $0.8 million for the three months ended September 30, 2011. The largest amount of revenue recognized from one project for the three months ended September 30, 2010 was $0.7 million. The aggregate decrease was due to a smaller number of projects completed during the three months ended September 30, 2011.

Grant revenues from governmental sources

Grant revenues from governmental sources decreased by $0.2 million during the three months ended September 30, 2011 as compared to the corresponding period of the prior year. During the three months ended September 30, 2011 and September 30, 2010, we recognized $0.4 million each from a grant from the State of Florida. During the three months ended September 30, 2011, we recognized $0.3 million from a new grant from the City of West Palm Beach, Florida.

Cost of revenues

The table below lists sets forth the components of cost of revenues (in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues
Cost of Revenues:
Direct cost of revenues	$8,069	49%	$20,366	69%
Unutilized labor	3,787	23%	131	—
Production and other costs	6,076	37%	6,278	21%
Total cost of revenues	$17,932	108%	$26,775	90%

Our direct cost of revenues represents the labor required to deliver projects to customers. Unutilized labor represents expenses related to the staff that we retain while we await the start of new projects. Production and other costs represent that portion of our overhead that is allocated to cost of revenues.

Our direct cost of revenues decreased during the three months ended September 30, 2011 as compared to the corresponding period of the prior year, to 49% of revenue from 69%. This decrease is due primarily to the inclusion of box office-related compensation that we received in the third quarter of 2011 which helped expand our margins. It is also due to the inclusion of a downward adjustment in our expected margin for a film in the third quarter of 2010. We believe that this improvement reflects the benefits of our movement toward a content-ownership economic model.

Our unutilized labor increased during the three months ended September 30, 2011 as compared to the corresponding period of the prior year, by $3.7 million as we retained digital artists in anticipation of future projects, including those projects in which we are an equity investor.

Our production and other costs decreased during the three months ended September 30, 2011 as compared to the corresponding period of the prior year, by $0.2 million.

Depreciation expense

The $1.8 million increase in depreciation expense is primarily due to the growth of our fixed assets. Of the total increase, $1.1 million was due to the growth in our Florida operations.

Selling, general and administrative expenses (“S,G&A”)

The composition of the S,G&A expenses for the three months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	September 30,
	2011	2010	Increase
Stock-based compensation and share exchange expense:
Senior executive option grant	$170	$—	$170
Stock exchanges of subsidiary stock	6,928	—	6,928
Other stock option compensation expense	2,196	510	1,686
Total stock-based compensation and share exchange expense	9,294	510	8,784
Florida operations payroll	1,911	1,333	578
Professional fees	896	396	500
Other S,G&A expenses	4,374	3,915	459
Total S,G&A	$16,475	$6,154	$10,321

Of the $10.3 million increase in our S,G&A expense during the three months ended September 30, 2011 as compared to the corresponding period of the prior year, $8.7 million was due primarily to an increase in stock-based compensation and share exchange expense.

During the three months ended September 30, 2011, we granted options to the former Chief Executive Officer of our subsidiary Digital Domain to purchase shares of the Company’s Common Stock which vested immediately. Four stockholders of Digital Domain, including our Chief Financial Officer, exchanged 3.1 million shares of Digital Domain common stock for 1.9 million shares of our common stock during this three month period. We recognized $6.9 million of stock compensation expense from these stock exchanges.

Total S,G&A expenses increased $10.3 million to $16.5 million for the three months ended September 30, 2011 from $6.2 million for the same period of the prior year, reflecting the ramp-up of expenses in our Florida studio, and our work to begin co-producing live-action films.

Changes in fair value of warrant and other debt-related liabilities

We recognize warrant liabilities for warrants issued in connection with various debt transactions. These warrants are recorded initially at fair value and are adjusted to fair value at each financial reporting date. These fair values are obtained from a third-party independent valuation firm.

During the three months ended September 30, 2011, we recognized $7.5 million of net increases to warrant liabilities for increased number of warrants granted due to anti-dilution protection of existing warrants and the increase in the fair value of the Company’s common stock. The amount of increase in warrant liabilities recognized in the three months ended September 30, 2010 was $6.1 million.  This is a non-cash expense.

Amortization of discount and issuance costs on notes payable

During the three months ended September 30, 2011 and 2010, we amortized debt discounts of $4.1 million and $0.7 million, respectively. This increase was due to the increased level of indebtedness.  This is a non-cash expense.

Loss on debt extinguishments

The  loan with our former commercial lender was acquired by Comvest on July 1, 2011. The unamortized debt discount on that date was $3.4 million. We recognized a loss on debt extinguishment of that amount upon this debt retirement. In July 2011, a convertible note payable to PBC Digital Holdings II LLC with an outstanding principal balance of $4.2 million was mandatorily converted to common stock. We recognized a loss of $1.1 million upon this conversion. There were no such losses on debt extinguishments for the three months ended September 30, 2010.

Interest expense on notes payable

The interest expense on notes payable increased $0.5 million for the three months ended September 30, 2011 as compared to the prior year due to increased levels of indebtedness.

Net loss attributable to non-controlling interests

During the three months ended September 30, 2011 and 2010, the net losses of the Company’s subsidiary Digital Domain (“DD”) were $5.2 million and $3.5 million, respectively. The portions of Digital Domain not owned by us during these same periods were 16.5% and 19.4%, respectively. Therefore, the net loss to non-controlling interests related to DD was $0.8 million and $0.7 million during these respective periods. The non-controlling interests’ portion of the net loss of another subsidiary, Digital Domain Institute, Inc., was $0.1 million for the three months ended September 30, 2011.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 Pro Forma

Explanatory Note – The results of operations for the pro forma three months ended September 30, 2010 present on a pro forma basis our consolidated results of operations as if the acquisition of In-Three occurred on January 1, 2010.

Summary of operating results

The operating loss increased by $14.7 million to $22.2 million for the three months ended September 30, 2011 from $7.5 million for the corresponding pro forma period of the prior year. The gross margin, defined as revenues less cost of revenues, declined by $4.1 million, primarily due to increases in unutilized labor as we elected to maintain our trained and experienced work force and infrastructure in anticipation of future projects, including those projects in which we hold an ownership stake. Stock-based compensation and share exchange expense increased from $0.5 million to $9.3 million and S,G&A expense increased over these two periods by $0.1 million to $7.2 million. Depreciation and amortization increased by $1.9 million for the three months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year .

Interest and other financing costs increased $9.3 million to $17.2 million for the three months ended September 30, 2011 from $7.9 million for the corresponding pro forma period of the prior year. The principal causes of this increase were a $1.4 million increase in the changes in fair value of warrant and other debt-related liabilities, $3.4 million for amortization of debt discounts and $4.5 million for losses on debt extinguishments. The net losses before non-controlling interests were $39.2 million and $15.4 million for the three months ended September 30, 2011 and 2010, respectively. These increases are explained below.

Revenues

The $13.0 million decrease in total revenues for the three months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year was due primarily to a $12.0 million decrease in feature film revenues and a $1.2 million decrease in commercial revenues.

Feature film revenues decreased to $12.5 million for the three months ended September 30, 2011, of which revenues from four features accounted for $9.2 million of this total. Feature film revenues for the pro forma three months ended September 30, 2010 aggregated $24.5 million, of which revenues from one feature film accounted for $14.6 million of this total.

Commercials revenues decreased to $3.3 million for the three months ended September 30, 2011 from $4.5 million for the corresponding pro forma period of the prior year. We recognized revenue from one commercials project of $0.8 million for the three months ended September 30, 2011. The largest amount of revenue recognized from one project for the pro forma three months ended September 30, 2010 was $0.7 million.

Grant revenues from governmental sources

Grant revenues from governmental sources increased $0.2 million. During the three months ended September 30, 2011 and the corresponding pro forma period of the prior year, we recognized $0.4 million each from the State of Florida grants. We recognized $0.3 million from a new grant from the City of West Palm Beach, Florida during the three months ended September 30, 2011.

Cost of revenues

The table below lists sets forth the components of cost of revenues (in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues
			Pro Forma
Cost of Revenues:
Direct cost of revenues	$8,069	49%	$20,366	69%
Unutilized labor	3,787	23%	131	—
Production and other costs	6,076	37%	6,278	21%
Total cost of revenues	$17,932	108%	$26,775	90%

Our direct cost of revenues represents the labor required to deliver projects to customers.  Unutilized labor represents expenses related to the staff that we retain while we await the start of new projects.  Production and other costs represent that portion of our overhead that is allocated to cost of revenue.

Our direct cost of revenue decreased, during the three months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year to 49% of revenue from 69%.  This decrease is due primarily to the inclusion of box office-related compensation that we received in the third quarter of 2011 which helped expand our margins. We believe that this improvement reflects the benefits of our movement toward a content-ownership economic model.

Our unutilized labor increased, during the three months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year by $3.7 million as we retained digital artists in anticipation of future projects, including those projects in which we are an equity investor.

Our production and other costs decreased, during the three months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year by $0.2 million.

Depreciation expense

The $1.7 million increase in depreciation expense for the three months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year is primarily due to the growth of our fixed assets. Of the total increase, $1.1 million was due to the growth in our Florida operations.

Selling, general and administrative expenses (“S,G&A”)

The composition of the S,G&A expenses for the three months ended September 30, 2011 and 2010 (pro forma) are as follows (in thousands):

	Three Months Ended
	September 30,
	Actual	Pro Forma
	2011	2010	Increase
Stock-based compensation and share exchange expense:
Senior executive option grant	$170	$—	$170
Stock exchanges of subsidiary stock	6,928	—	6,928
Other stock option compensation expense	2,196	510	1,686
Total stock-based compensation and share exchange expense	9,294	510	8,784
Florida operations payroll	1,911	1,333	578
Professional fees	896	396	500
Other S,G&A expenses	4,374	5,394	(1,020)
Total S,G&A	$16,475	$7,633	$8,842

The $8.8 million increase in our total S,G&A expense, during the three months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year included an $8.8 million increase in stock-based compensation and share exchange expense.

During the three months ended September 30, 2011, we granted options to the former Chief Executive Officer of our subsidiary Digital Domain to purchase shares of the Company’s Common Stock, which vested immediately. Four stockholders of Digital Domain, including our Chief Financial Officer, exchanged 3.1 million shares of Digital Domain common stock for 1.9 million shares of our common stock. We recognized $6.9 million of stock compensation expense from these stock exchanges.

Total S,G&A expenses increased $8.9 million to $16.5 million for the three months ended September 30, 2011 from $7.6 million for the corresponding pro forma period of the prior year.

Changes in fair value of warrant and other debt-related liabilities

We recognize warrant liabilities for warrants issued in connection with various debt transactions. These warrants are recorded initially at fair value and are adjusted to fair value at each financial reporting date. These fair values are obtained from a third-party independent valuation firm.

During the three months ended September 30, 2011, we recognized $7.5 million of net increases to warrant liabilities for increased number of warrants granted due to anti-dilution protection of existing warrants and the change in the fair value of the Company, based on independent valuation. The amount of the net increase in warrant liabilities recognized in the pro forma three months ended September 30, 2010 was $6.1 million.

Amortization of discount and issuance costs on notes payable

During the three months ended September 30, 2011 and 2010 (pro forma) we amortized debt discounts of $4.1 million and $0.7 million, respectively. This increase was due to the increased level of indebtedness (see Note 13 to the unaudited Condensed Consolidated Financial Statements included in this report).

Loss on debt extinguishments

The loan with our former commercial lender was acquired by Comvest on July 1, 2011. The unamortized debt discount on that date was $3.4 million. We recognized a loss on debt extinguishment of that amount related to this debt retirement. In July 2011, the convertible note payable to PBC Digital Holdings II LLC with an outstanding principal balance of $4.2 million was mandatorily converted to common stock. We recognized a loss of $1.1 million upon this conversion. There were no such losses on debt extinguishments for the three months ended September 30, 2010.

Interest expense on notes payable

The interest expense on notes payable increased $0.1 million for the three months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year due to increased levels of indebtedness.

Net loss attributable to non-controlling interests

During the three months ended September 30, 2011 and 2010 (pro forma), the net losses of Digital Domain were $5.2 million and $3.5 million, respectively. The portions of Digital Domain not owned by us during these same periods were 16.5% and 19.4%, respectively. Therefore, the net loss to non-controlling interests related to Digital Domain was $0.8 million and $0.7 million for the respective periods. The non-controlling interest portion of the net loss of another subsidiary, Digital Domain Institute, Inc., was $0.1 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Summary of operating results

The operating loss increased by $39.2 million to $50.0 million for the nine months ended September 30, 2011 from $10.8 million for the same period of the prior year. The gross margin, defined as revenues less cost of revenues, declined by $2.5 million primarily due to increases in unutilized labor as we elected to maintain our trained and experienced work force and infrastructure in anticipation of future projects, including those projects in which we hold an ownership stake. Stock-based compensation and share exchange expense increased by $22.7 million to $23.9 million and other S,G&A increased over these two periods by $9.6 million to $24.2 million, primarily resulting from increased rent and other occupancy costs. Depreciation and amortization increased over these two periods by $4.4 million.

Interest and other financing costs increased $90.7 million to $102.8 million for the nine months ended September 30, 2011 from $12.1 million for the same period of the prior year. The principal causes of this increase were a $74.6 million in increase in the non-cash changes in fair value of warrant and other debt-related liabilities, a $9.0 million increase in the amortization of debt discounts and $6.7 million of losses recognized on debt extinguishments. The net loss before non-controlling interests was $151.2 million and $22.6 million for the nine months ended September 30, 2011 and 2010, respectively. These increases are explained below.

Revenues

The $4.0 million increase in revenues for the nine months ended September 30, 2011 as compared to the same period of the prior year was primarily due to a $3.1 million increase in feature film revenues and a $1.4 million increase in commercial revenues.

Feature film revenues increased to $59.2 million for the nine months ended September 30, 2011, of which revenues from four features accounted for $54.0 million of this total. Feature film revenues for the nine months ended September 30, 2010 aggregated $56.1 million, of which revenues from one feature film accounted for $42.3 million of this total.

Commercials revenues increased to $16.0 million for the nine months ended September 30, 2011 from $14.6 million for the same period of the prior year. We recognized revenue from one commercial project of $4.5 million for the nine months ended September 30, 2011. The largest amount of revenue recognized from one project for the nine months ended September 30, 2010 was $1.5 million.

Grant revenues from governmental sources

Grant revenues from governmental sources decreased $0.6 million for the nine months ended September 30, 2011 as compared to the corresponding period of the prior year. During the nine months ended September 30, 2010, we recognized $2.2 million from the State of Florida grant, which decreased to $1.2 million for the nine months ended September 30, 2011. This was partially offset by $0.3 million from a new grant from the City of West Palm Beach, Florida and $0.1 from a grant from Workforce Florida, recognized during the nine months ended September 30, 2011.

Cost of revenues

The table below sets forth the components of cost of revenues (in thousands):

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues
Cost of Revenues:
Direct cost of revenues	$46,730	60%	$49,628	68%
Unutilized labor	6,399	8%	877	1%
Production and other costs	14,385	19%	10,516	14%
Total cost of revenues	$67,514	87%	$61,021	83%

Our direct cost of revenues represents the labor required to deliver projects to customers. Unutilized labor represents staff that we retain while we await the start of new projects. Production and other costs represent that portion of our overhead that is allocated to cost of revenue.

Our direct cost of revenues decreased during the nine months ended September 30, 2011 as compared to the corresponding period of the prior year to 60% of revenue from 68%. This decrease is due to the inclusion of box office-related compensation that we received in the third quarter of 2011 which helped expand our margins. We believe that this improvement reflects the benefits of our movement toward a content-ownership economic model.

Our unutilized labor increased during the nine months ended September 30, 2011 as compared to the corresponding period of the prior year by $5.5 million as we retained digital artists in anticipation of future projects, including those projects in which we are an equity investor.

Our production and other costs increased during the nine months ended September 30, 2011 as compared to the corresponding period of the prior year by $3.9 million, reflecting the growth in the scale of our facilities and infrastructure as we prepare for future projects, including those projects in which we are an equity investor.

Depreciation expense

The $4.0 million increase in depreciation expense for the nine months ended September 30, 2011 as compared to the same period of the prior year is primarily due to the growth of our fixed assets. Of the total increase, $3.1 million was due to the growth in our Florida operations.

Selling, general and administrative expenses (“SG&A”)

The composition of S,G&A expenses for the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine Months Ended
	September 30,
	2011	2010	Increase
Stock-based compensation and share exchange expense:
Senior executive option grant	$3,553	$—	$3,553
Chief executive office option grant	2,502	—	2,502
Stock exchanges of subsidiary stock	13,426	—	13,426
Other stock option compensation expense	4,417	1,194	3,223
Total stock-based compensation and share exchange expense	23,898	1,194	22,704
Florida operations payroll	7,395	2,845	4,550
Professional fees	3,191	1,338	1,853
Other S,G&A expenses	13,608	10,395	3,213
Total S,G&A	$48,092	$15,772	$32,320

Of the $32.4 million increase in our S,G&A expense during the nine months ended September 30, 2011 as compared to the corresponding period of the prior year, $22.7 million was due primarily to an increase in stock-based compensation and share exchange expense.

During the nine months ended September 30, 2011, we granted options to the former Chief Executive Officer of our subsidiary Digital Domain to purchase shares in the Company, which vested immediately. We recognized $3.6 million of expense from this option grant. Additionally, we issued options to purchase shares of Digital Domain to our Chief Executive Officer and recognized $2.5 million for this option grant.

Five stockholders of Digital Domain, including our Chief Executive Officer and our Chief Financial Officer, exchanged 4.6 million shares of Digital Domain common stock for 2.9 million shares of our common stock during the nine months ended September 30, 2011. We recognized $13.4 million of stock compensation expense from these stock exchanges.

The growth of our Florida operations increased payroll-related expenses by $4.6 million during the nine months ended September 30, 2011 as compared to the comparable period in the prior year. Professional fees increased $1.8 million over these two periods as we prepared our initial public offering.  Other S,G&A expenses increased by $3.2 million, primarily due to increased rent and occupancy costs. Total S,G&A expenses increased by $32.3 million to $48.1 million for the nine months ended September 30, 2011 from $15.8 million for the same period of the prior year.

Changes in fair value of warrant and other debt-related liabilities

We recognize warrant liabilities for warrants issued in connection with various debt transactions. These warrants are recorded initially at fair value and are adjusted to fair value at each financial reporting date. These fair values are obtained from a third-party independent valuation firm.

During the nine months ended September 30, 2011, we recognized $82.8 million of net increases in warrant liabilities for warrants issued to new debt holders, increased number of warrants granted due to anti-dilution protection of existing warrants and the change in the fair value of the Company, based on independent valuation. The amount of net increase in warrant liabilities recognized in the nine months ended September 30, 2010 was $8.2 million. This increase was primarily driven by increases in the valuation of our common stock.

Amortization of discount and issuance costs on notes payable

During the nine months ended September 30, 2010, we had two loans to which we applied amortized debt discounts totaling $1.7 million. During the nine months ended September 30, 2011, we had four loans to which we applied amortized debt discounts totaling $10.7 million.

Loss on debt extinguishments

During the nine months ended September 30, 2011, we recognized a loss on debt extinguishment of $2.2 million related to changes to the convertible note payable to PBC Digital Holdings II, LLC to adjust this note to fair value as of the date of a loan modification. The loan with our former commercial lender was acquired by Comvest on July 1, 2011. The unamortized debt discount on that date was $3.4 million. We recognized a loss on debt extinguishment of that amount upon this debt retirement. In July 2011, the convertible note payable to PBC Digital Holdings II LLC was mandatorily converted to common stock. We recognized a loss of $1.1 million upon this conversion. There was no such loss on debt extinguishments for the nine months ended September 30, 2010.

Interest expense on notes payable

The interest expense on notes payable increased $0.4 million for the nine months ended September 30, 2011 as compared to the same period of the prior year due to increased levels of indebtedness.

Net loss attributable to non-controlling interests

During the nine months ended September 30, 2011 and 2010, the net losses of Digital Domain were $10.8 million and $8.2 million, respectively. The portions of Digital Domain not owned by us during these same periods were 17.8% and 45.4%, respectively. Therefore, the net loss attributable to non-controlling interests related to Digital Domain for these respective periods was $1.9 million and $3.7 million. During the nine months ended September 30, 2011, we also recognized $0.1 million of a net loss attributable to non-controlling interests for another subsidiary, Digital Domain Institute, Inc.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010 Pro Forma

Summary of operating results

Explanatory Note — The results of operations for the pro forma nine months ended September 30, 2010 present on a pro forma basis our consolidated results of operations as if the acquisition of In-Three occurred on January 1, 2010.

The operating loss increased $34.5 million to $50.0 million for the nine months ended September 30, 2011 from $15.5 million for the corresponding pro forma period of the prior year. The gross margin, defined as revenues less cost of revenues, declined $2.5 million primarily due to increases in unutilized labor as we elected to maintain our trained and experienced work force and infrastructure in anticipation of future projects, including those projects in which we hold an ownership stake. Stock-based compensation and share exchange expense by $22.7 million to $23.9 million and other S,G&A increased over these two periods by $5.4 million to $24.2 million, primarily resulting from increased rent and other occupancy costs. Depreciation and amortization increased by $3.9 million.

Interest and other financing costs increased $89.5 million to $102.8 million for the nine months ended September 30, 2011 from $13.2 million for the corresponding pro forma period of the prior year. The principal causes of this increase were a $74.6 million increase in the non-cash changes in fair value of warrant and other debt-related liabilities, a $9.0 million increase in the amortization of debt discounts and $6.7 million of losses recognized on debt extinguishments. The net loss before non-controlling interests were $151.2 million and $29.0 million for the nine months ended September 30, 2011 and the pro forma nine months ended September 30, 2010, respectively. These increases are explained below.

Revenues

The $3.2 million increase in revenues for the nine months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year was due primarily to a $2.3 million increase in feature film revenues and a $1.4 million increase in commercial revenues. Revenues from In-Three aggregated $0.8 for the pro forma nine months ended September 30, 2010.

Feature film revenues increased to $59.2 million for the nine months ended September 30, 2011, of which revenues from four features accounted for $55.3 million of this total. Feature film revenues for the pro forma nine months ended September 30, 2010 aggregated $56.9 million, of which revenues from one feature film accounted for $42.3 million of this total.

Commercials revenues increased to $16.0 million for the nine months ended September 30, 2011 from $14.6 million for the corresponding pro forma period of the prior year. We recognized revenue from one commercials project of $4.5 million for the nine months ended September 30, 2011. The largest amount of revenue recognized from one project for the pro forma nine months ended September 30, 2010 was $1.5 million.

Grant revenues from governmental sources

Grant revenues from governmental sources decreased $0.6 million during the nine months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year. During the pro forma nine months ended September 30, 2010, we recognized $2.2 million from the State of Florida grant, which decreased to $1.2 million for the nine months ended September 30, 2011. This was partially offset by $0.3 million from a new grant from the City of West Palm Beach, Florida and $0.1 from a grant from Workforce Florida, recognized during the nine months ended September 30, 2011.

Cost of revenues

The table below sets forth the components of cost of revenues (in thousands):

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Revenue	Amount	% of Revenue
			Pro Forma
Cost of Revenues:
Direct cost of revenues	$46,730	60%	$50,469	68%
Unutilized labor	6,399	8%	877	1%
Production and other costs	14,385	19%	10,516	14%
Total cost of revenues	$67,514	87%	$61,862	83%

The $5.7 million increase in cost of revenues during the nine months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year was partially due to the $3.2 million increase in revenues discussed above. As a percent of revenues, cost of revenues increased to 87% for the nine months ended September 30, 2011 from 83% for the corresponding pro forma period of the prior year. This increase is primarily due to increases in unutilized labor as we elected to maintain our trained and experienced work force and infrastructure in anticipation of future projects, including those projects in which we hold an ownership stake. Cost of revenues for In-Three aggregated $0.8 million for the pro forma nine months ended September 30, 2010, which was equal to the revenues recognized.

Depreciation expense

The $3.9 million increase in depreciation expense for the nine months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year is primarily due to the growth of our fixed assets. Of the total increase, $3.1 million was due to the growth in our Florida operations. Depreciation expense for the In-Three assets aggregated $0.1 million for the pro forma nine months ended September 30, 2010.

Selling, general and administrative expenses (“S,G&A”)

The composition of the S,G&A expenses for the nine months ended September 30, 2011 and the pro forma nine months ended September 30, 2010 are as follows (in thousands):

	Nine Months Ended
	September 30,
	Actual	Pro Forma
	2011	2010	Increase
Stock-based compensation and share exchange expense:
Senior executive option grant	$3,553	$—	$3,553
Chief executive office option grant	2,502	—	2,502
Stock exchanges of subsidiary stock	13,426	—	13,426
Other stock option compensation	4,417	1,194	3,223
Total stock-based compensation and share exchange expense	23,898	1,194	22,704
Florida operations payroll	7,395	7,094	301
Professional fees	3,191	1,338	1,853
Other S,G&A expenses	13,608	10,395	3,213
Total S,G&A	$48,092	$20,021	$28,071

Of the $28.0 million increase in our S,G&A expense during the nine months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year, $22.7 million was due primarily to an increase in stock-based compensation and share exchange expense.

During the nine months ended September 30, 2011, we granted options to the former Chief Executive Officer of our subsidiary Digital Domain to purchase shares of the Company’s Common Stock, which vested immediately. We recognized $3.6 million of expense from this option grant. Additionally during this period, we issued options to purchase shares of Digital Domain to our Chief Executive Officer and recognized $2.5 million for this option grant.

Five stockholders of Digital Domain, including our Chief Executive Officer and our Chief Financial Officer, exchanged 4.6 million shares of Digital Domain common stock for 2.9 million shares of our common stock during the nine months ended September 30, 2011. We recognized $13.4 million of stock compensation expense from these stock exchanges.

The growth of our Florida operations increased payroll-related expenses by $0.3 million during the nine months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year. Professional fees increased over these two periods by $1.8 million as we prepared our initial public offering. Other S,G&A expenses increased over these two periods by $3.2 million, primarily due to increased rent and occupancy costs during the nine months ended September 30, 2011. Total S,G&A expenses increased $28.1 million to $48.1 million for the nine months ended September 30, 2011 from $20.0 million for the corresponding pro forma period of the prior year. S,G&A expenses for In-Three aggregated $4.2 million for the pro forma nine months ended September 30, 2010.

Changes in fair value of warrant and other debt-related liabilities

We recognize warrant liabilities for warrants issued in connection with various debt transactions. These warrants are recorded initially at fair value and are adjusted to fair value at each financial reporting date. These fair values are obtained from a third-party independent valuation firm.

During the nine months ended September 30, 2011, we recognized $82.8 million of net increases to warrant liabilities for warrants issued to new debt holders, increased number of warrants granted due to anti-dilution protection of existing warrants and the change in the fair value of the Company, based on independent valuation. The amount of net increase to warrant liabilities recognized in the pro forma nine months ended September 30, 2010 was $8.2 million.

Amortization of discount and issuance costs on notes payable

During the pro forma nine months ended September 30, 2010, we had two loans to which we applied amortized debt discounts totaling $1.7 million. During the nine months ended September 30, 2011, we had four loans to which we applied amortized debt discounts totaling $10.7 million.

Loss on debt extinguishments

During the nine months ended September 30, 2011, we recognized a loss on debt extinguishment of $2.2 million upon changes to the convertible note payable to PBC Digital Holdings II LLC to adjust this note to fair value as of the date of a loan modification. The loan with our former commercial lender was acquired by Comvest on July 1, 2011. The unamortized debt discount on that date was $3.4 million. We recognized a loss on debt extinguishment of that amount upon this debt retirement. In July 2011, the convertible note payable to PBC Digital Holdings II LLC was mandatorily converted to common stock. We recognized a loss of $1.1 million upon this conversion. There was no such loss on debt extinguishments for the pro forma nine months ended September 30, 2010.

Interest expense on notes payable

The interest expense on notes payable decreased $0.8 million for the nine months ended September 30, 2011 as compared to the corresponding pro forma period of the prior year. Interest expense for the pro forma nine months ended September 30, 2010 related to In-Three aggregated $1.2 million.

Net loss attributable to non-controlling interests

During the nine months ended September 30, 2011 and 2010 (pro forma), the net losses of Digital Domain were $10.4 million and $8.2 million, respectively. The portions of Digital Domain not owned by us during these same periods were 17.8% and 45.4%, respectively. Therefore, the net loss attributable to non-controlling interests related to Digital Domain for these two periods was $1.8 million and $3.7 million, respectively. During the nine months ended September 30, 2011, we also recognized $0.1 million of a net loss attributable to non-controlling interests for Digital Domain Institute, Inc.

Liquidity and Capital Resources

As of September 30, 2011, we had a deficit in working capital of $38.3 million. This is inclusive of debt principal outstanding on that date and due on September 30, 2012 aggregating $37.1 million.

On November 18, 2011, we conducted the initial public offering (“IPO”) of our common stock. We began trading on the New York Stock Exchange under the ticker symbol “DDMG” on November 18, 2011. On that day, we sold 4.92 million shares of our common stock at the IPO  offering price of $8.50 per share. The proceeds of the offering were $41.8 million, before payment of commissions and other then unpaid offering costs aggregating $3.4 million. Upon the completion of the IPO, convertible debt and warrants representing $128.4 million in debt and warrant liabilities on our balance sheet were automatically converted or exercised, as applicable, into shares of our common stock.

After the automatic conversion of our debt and warrant exercise upon the completion of the IPO discussed above, the remaining principal of our debt was $27.4 million, of which $19.4 million is due on September 30, 2012.

We believe, based on our current operating plan, that our existing cash and cash equivalents and available borrowings under our credit facility will be sufficient to meet our anticipated cash needs for at least the next 12 months.

Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (Unaudited)

We used net cash from operating activities aggregating $30.3 million for the nine months ended September 30, 2011 compared to net cash provided by operating activities of $10.3 million for the same period of the prior year. This change was primarily due to changes in working capital that resulted in a decrease in cash from operating activities of $27.8 million over the two periods. Much of this was caused by a decrease during the 2011 period in advance billings and deferred revenue of $19.0 million.

During the nine months ended September 30, 2011, we used cash from investing activities of $14.7 million. Purchases of property and equipment aggregated $12.3 million of this amount. We also invested $3.3 million in film projects during this period. In connection with Comvest’s purchase of our former commercial lender’s loan on July 1, 2011, our former commercial lender released the restricted cash aggregating $0.9 million on September 30, 2011.

During the nine months ended September 30, 2010, we used cash from investing activities of $8.7 million. Purchases of property and equipment aggregated $5.1 million of this amount and we purchased stock of Digital Domain during this period for $3.6 million.

Net cash provided by financing activities aggregated $43.1 million for the nine months ended September 30, 2011. During that period, we sold 2,025,001 shares of our Common Stock to a group of investors in a private placement at a price per share of $9.63. The aggregate gross proceeds of this offering were $19.5 million. An investor purchased 1.5 million shares of common stock of Digital Domain for $2.5 million during this period. Our subsidiary, Digital Domain Institute (“DDI”) sold 3.25 million shares of its common stock to a group of investors in a private placement at a price per share of $8.00.  The aggregate gross proceeds of this offering were $26.0 million.  Through September 30, 2011, we paid $5.3 million in commissions and other expenses in connection with these private placements. During this period, PBC Digital Holdings II exercised its option to lend us $2.0 million under an additional convertible note payable, and we also borrowed $2.0 million from PBC Digital Holdings II for equipment financing. In this same period, we borrowed $8.0 million of convertible notes payable from Comvest.  We also borrowed $7.4 million from our revolving loan facility from Comvest during the nine months ended September 30, 2011.  During this period, we exercised our put right on Digital Domain’s Series B Preferred Stock warrants for $5.0 million, and paid $1.0 million to pay off  in full certain notes payable, $0.9 million of capital lease obligations and $3.6 million of deferred offering expenses. In connection with the Comvest borrowings, we paid $0.5 million of deferred debt issue costs.  Finally, we paid $8.0 million to our Commercial Lender to repurchase warrants to purchase shares of our common stock that had been issued to that lender in 2009.

Net cash provided by financing activities aggregated $0.5 million for the nine months ended September 30, 2010. During this period, we generated cash from a private placement of stock of $1.0 million.  We also borrowed $2.0 million from our former Commercial Lender in this period and issued promissory notes in the amount of $2.4 million to two individuals in this period. We paid $0.6 million of deferred debt issue costs in connection with this transaction.  We also borrowed $7.0 million from PBC Capital Fund 1 in a convertible note payable.  We paid $10.0 million to retire the Falcon notes payable debt that was carried by Digital Domain.  During this period, we also made payments on capital lease obligations of $1.5 million.

The following table shows the pro forma effect of the IPO on our balance sheet, assuming the IPO had occurred on September 30, 2011.

	Historical	Offering		Offering
	September 30	Pro Forma		Pro
(In Thousands)	2011	Adjustments		Forma
	(Unaudited)	(Unaudited)		(Unaudited)
Balance Sheet Data:
Cash and cash equivalents	$9,978	$(2,035	)(1)	$43,323
		41,820	(2)
		(4,402	)(2)
		(2,038	)(3)
Working capital	(38,261)	42,670	(8)	4,409
Deferred debt issue costs - net	6,916	(3,167	)(5)	3,749
Other assets	8,485	(4,403	)(2)	4,082
Total assets	178,882	25,775	(9)	204,657
Accounts payable and accrued liabilities	13,391	(35	)(1)	12,293
		(1,063	)(3)
Convertible and other notes payable - net (current portion)	25,301	(2,000	)(1)	17,074
		(15,715	)(5)
		9,488	(5)
Warrant and other debt-related liabilities (long-term)	133,592	(13,343	)(4)	23,179
		(31,966	)(5)
		(80,643	)(6)
		15,539	(7)
Total stockholders' equity (deficit)	(85,720)	33,015	(2)	59,793
		(975	)(3)
		13,343	(4)
		35,026	(5)
		80,643	(6)
		(15,539	)(7)

(1)  Subsequent to the consummation of the IPO, we repaid an equipment financing loan and accrued interest aggregating $2.0 million.

(2)  We received gross proceeds of $41.8 million from the IPO, paid investment banking fees and other then unpaid related costs aggregating $4.4 million and reclassed deferred offering costs aggregating $4.4 million from other assets to stockholders’ equity. The net equity infusion was $33.0 million.

(3)  Reflects the payment of accrued expenses related to the IPO and payment of certain other costs related to the offering.

(4)  Reflects the decrease in warrant liabilities due to the decrease in the value per share based on the IPO price per share.

(5)  Reflects the conversion to common stock of the senior convertible note payables aggregating $15.7 million, the elimination of the unamortized discounts on such notes of $9.5 million, the write-off of deferred debt issuance costs of $3.2 million as well as the elimination of warrant liabilities aggregating $32.0 million. The loss from this debt extinguishment was $12.7 million and the fair value of the stock issued was $47.7 million.

(6)  Reflects the conversion of the Series A Preferred Stock warrants, Junior Debt conversion warrants and certain other warrants to stockholders’ equity upon consummation of the IPO.

(7)  Reflects the recording of the warrant liabilities for the fair value of the common stock conversion option of the Comvest convertible debt of $15.5 million, reversal of the beneficial conversion feature previously recorded of $3.5 million and additional interest expense of $12.0 million.

(8)  The increase in working capital as a result of the IPO is as follows (in thousands):

Net increase in cash and cash equivalents	$33,345
Pay off equipment financing loan and accrued interest	2,035
Pay off of accrued offering costs	1,063
Conversion of convertible notes payable to equity	6,227
Net increase in working capital	$42,670

(9)  Increase in total assets is as follows:

Net increase in cash and cash equivalents	$33,345
Write-off of deferred debt issuance costs upon conversion of debt to equity	(3,167)
Reclassification of deferred offering costs to stockholders’ equity	(4,403)
Total increase in total assets	$25,775

Part I. Financial Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash and cash equivalents balance as of December 31, 2010 and September 30, 2011 was held in money market accounts or invested in investment grade commercial paper with maturities of less than 90 days. Management does not believe that the Company has any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Any future declines in interest rates will, however, reduce future investment income. As our cash held in trust is held at the City of Port St. Lucie, Florida, the City has the market risk on this financial instrument.

Digital Domain’s Vancouver subsidiary’s functional currency is the Canadian dollar. Assets and liabilities of this office are translated into U.S. dollars using exchange rates as of the respective balance sheet date, and revenues and expenses are translated into U.S. dollars using average exchange rates for the respective period covered. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders’ equity. Currently, the Company does not hedge against translation gain and loss risks as the Company considers the net impact to our financial statements to be immaterial.

In addition, one of our subsidiaries has issued warrants to third parties that can be settled at the request of the holder for cash under certain conditions. A 10% increase or decrease in the underlying value of our subsidiary can result in a $0.5 million change in the ultimate settlement value of these instruments.

The Company has issued warrants to purchase shares of its Series A Preferred Stock and notes containing convertible debt features classified as liabilities, which are not considered indexed to the Company’s underlying stock value. These liabilities cannot be converted to cash by the holder and can ultimately be converted into shares of our Common Stock.  Upon the consummation of the IPO, all of these warrants and certain of these convertible notes were converted automatically into shares of the Company’s Common Stock.

Part I. Financial Information

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this quarterly report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal controls over financial reporting described below.

In connection with the preparation of our financial statements for the year ended December 31, 2010, we concluded that there was a material weakness in the design and operating effectiveness of our internal controls over financial reporting as defined by the standards established by the Public Company Accounting Oversight Board. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting that creates a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected in a timely manner. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

We identified the following control deficiency as a significant deficiency as of December 31, 2010:

•                  our company had not maintained a systemic process to manage its contracts and agreements; and

The following significant deficiency was identified as a material weakness as of December 31, 2010;

•                  our company had not implemented an adequate process to consolidate its intercompany accounts and as a result could not conduct a monthly close on a timely basis.

Changes in Internal Control over Financial Reporting

We have begun taking numerous steps and plan to take additional steps to remediate the underlying causes of this material weakness, primarily through the development and implementation of formal policies, improved processes and documented procedures, as well as the hiring of additional accounting and finance personnel. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to assess whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our implementation efforts and sufficient time passes in order to evaluate their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal controls over financial reporting which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal controls over financial reporting and take steps to remediate the known material weakness expeditiously.

Except as otherwise described herein, there has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Litigation

Wyndcrest DD Florida, Inc., et al adv. Carl Stork. On March 29, 2010, we (under our former name ‘‘Wyndcrest DD Florida, Inc.’’) sued former Digital Domain Chief Executive Officer and director Carl Stork in Brevard County Florida Circuit Court to enforce a February 2010 stock purchase agreement pursuant to which we purchased Mr. Stork’s Digital Domain shares. The case was voluntarily dismissed on December 16, 2010. On September 8, 2010, Mr. Stork filed suit against us in Los Angeles County Superior Court seeking rescission of the agreement and compensatory and punitive damages. The case was removed to the United States District Court for the Central District of California. Mr. Stork has been paid the purchase price in full under the agreement. We are vigorously defending against the claims. The case is in discovery, and as such we cannot reliably predict the outcome. Trial has been set for February 2012.

JK-DD, LLC and Jeffrey Kukes v. John C. Textor, et al. On August 12, 2010 the plaintiffs, who are stockholders of Digital Domain, filed suit against the defendants in Palm Beach County, Florida, Circuit Court seeking rescission of a 2007 settlement agreement that resolved a prior partnership dispute between Mr. Kukes and Mr. Textor pursuant to which the plaintiffs obtained their shares of Digital Domain common stock. The plaintiffs also seek damages for alleged dilution of the value of such shares. The defendants believe the Complaint is an attempt to reverse a valid, binding settlement agreement and are aggressively defending against the claims. On September 27, 2010, the defendants filed a motion to dismiss the plaintiffs’ claims. The plaintiffs subsequently dismissed two of the three counts in their original complaint, mailed defendants a draft amended complaint naming Digital Domain Media Group, Inc. as a defendant, and filed a separate new action against Mr. Textor and his wife, individually. The plaintiffs’ draft amended complaint against the Company has not been filed. The parties are engaged in settlement negotiations. Both cases are in discovery, and as such we cannot reliably predict the outcome. No trial date has been set in either case.

4580 Thousand Oaks Boulevard Corporation v. In Three, Inc., et al. On April 21, 2011, the plaintiff, the former commercial landlord of In-Three, filed suit in California Superior Court (Ventura County) seeking $4,558,000 in unpaid rent and operating expenses allegedly owed pursuant to a lease agreement between the plaintiff and In-Three. The subject lease pre-dated our acquisition of certain assets of In-Three and was specifically not assumed by us in that transaction. Notwithstanding, the plaintiff originally named us and our subsidiaries Digital Domain Productions and DD3D, Inc., as defendants but voluntarily dismissed its claims against all Digital Domain defendants on June 24, 2011. Subsequently, on October 5, 2011, the plaintiff’s counsel sent a letter to us enclosing a draft amended complaint adding us back into the lawsuit as a defendant. The plaintiff’s counsel advises our counsel that the plaintiff will decide whether to pursue the amended complaint claims against us after discovery has progressed further. In-Three has acknowledged its contractual indemnity obligation to us pursuant to the asset purchase transaction and, accordingly, will represent us in defense of this action. The case is in discovery and as such we cannot reliably predict the outcome. No trial date has been set.

Other — The Company is involved from time to time in routine litigation arising in the ordinary course of conducting its business. In the opinion of management, none of this pending routine litigation will have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Part II. Other Information

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including the following risks and the risks described elsewhere in this Quarterly Report on Form 10-Q, which could adversely affect our business, financial condition, operating results and cash flows and the trading price of our Common Stock.

Risks Related to Our Business

The VFX and animation industries are highly competitive and if we are unable to compete successfully, our business will be harmed.

The VFX industry is an intensely competitive sector of the entertainment industry. Multiple entities, including VFX companies, digital content production companies and animation studios often bid to provide VFX services for the same feature film or cross platform advertising projects, and certain of these entities have greater financial, creative and managerial resources than we do. In addition, large major motion picture studios have developed or acquired the capability to provide such services in house. Moreover, we believe foreign competitors and competitors with operations or subcontractors in countries such as South Korea, China and India may become an increasing source of competition, due largely to their access to low-cost, high-skilled labor.

The full-length, animated feature films industry, which is another intensely competitive sector of the entertainment industry, includes Disney / Pixar, DreamWorks and a number of other studios and independent film production companies. We expect the competition from other animated films to intensify as movie studios continue to develop the capability to internally produce CG imagery. Continuing technological advances may also significantly reduce barriers to entry and decrease the production time for animated films, resulting in further competition.

If we are unable to compete successfully against current or future competitors in the visual effects or animation industry, our revenues, margins and market share could be adversely affected, any of which could significantly harm our business.

We are seeking to take on increasingly more substantial roles in the creation, production and marketing of digital content both for feature films and advertising, and may not be able to accomplish this growth.

A key feature of our growth strategy is to grow the portion of our business in which we participate in the creation, production and marketing of feature films and advertising. Doing so presents significant challenges and subjects our business to significant risks. For example, we face substantial competition in these areas, and do not have as extensive a history of operating in these areas as some of our competitors. If we are unsuccessful in increasing the portion of our business that is devoted to the creation, production and marketing of feature films and advertising, our ability to grow our business could be significantly limited.

Our success depends on certain key personnel.

Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, particularly John C. Textor, Jonathan F. Teaford and Ed J. Ulbrich, who generally have significant experience with our company and substantial relationships and reputations within the entertainment industry. Certain of our executive officers and top production executives have entered or will enter into employment and noncompetition agreements. However, while it is customary in the entertainment industry to use employment agreements as a method of retaining the services of key executive personnel, these agreements do not guarantee us the continued services of such employees. In addition, we do not currently have an employment agreement with Mr. Ulbrich, or with most of our key creative, technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on projects and could have an adverse impact on our client and industry relationships, our business, operating results or financial condition.

We rely on highly skilled and qualified personnel, and if we are unable to continue to attract and retain such qualified personnel it will adversely affect our businesses.

Our success depends to a significant extent on our ability to identify, attract, hire, train and retain qualified creative, technical and managerial personnel. We expect competition for personnel with the specialized creative and technical skills needed to create our products and provide our services will continue to intensify as film studios build or expand in-house visual effects and animation capabilities. We often hire individuals on a project-by-project basis, and individuals who work on one or more projects for us may not be available to work on future projects. If we have difficulty identifying, attracting, hiring, training and retaining such qualified personnel, or incur significant costs in order to do so, our business and financial results could be negatively impacted.

Our operating results may fluctuate significantly, which may cause the market price of our Common Stock to decrease significantly.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result of these fluctuations, financial planning and forecasting may be more difficult and comparisons of our operating results on a period-to-period basis may not necessarily be meaningful.  Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. Each of the risk factors described in this ‘‘— Risks Related to Our Business’’ section, and the following factors, may affect our operating results:

•                  our ability to continue to attract clients for our services and products;

•                  the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure;

•                  our focus on long-term goals over short-term results;

•                  the results of our investments in high risk projects, such as film co-production projects;

•                  general economic conditions and those economic conditions specific to our industries;

•                  changes in business cycles that affect the markets in which we sell our products and services; and

•                  geopolitical events such as war, threat of war or terrorist actions.

In response to these fluctuations, the market price of our Common Stock could decrease significantly in spite of our operating performance. In addition, our business has historically been cyclical and seasonal in nature, reflecting overall economic conditions as well as client budgeting and buying patterns in the advertising and entertainment industries generally. The cyclicality and seasonality in our business could become more pronounced and may cause our operating results to fluctuate more widely.

We have a history of losses and may continue to suffer losses in the future.

We have a history of losses. We incurred a net loss before non-controlling interests for the year ended December 31, 2010 of $45.2 million. A substantial portion of the expenses in this period was due to non-cash charges for such items as depreciation and amortization, charges related to fair values of warrants and other debt-related liabilities and stock-based compensation expense. Absent these non-cash charges, we incurred a net loss of $2.8 million for the year ended December 31, 2010. During the nine months ended September 30, 2011, we incurred a net loss before non-controlling interests of $151.2 million. Absent non-cash charges, we incurred a net loss of $14.7 million during this period. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

We intend to co-produce or invest in feature film projects, which involve substantial financial risk.

As part of our growth strategy, we may co-produce or invest in feature film projects that require a substantial capital investment. We cannot predict the financial success of any such project because the revenue derived from the distribution of a motion picture depends primarily upon its acceptance by the public, which cannot be accurately predicted. The financial success of a motion picture also depends upon the public’s acceptance of competing films, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized copying and distribution of feature films, general economic conditions, and other tangible and intangible factors, none of which can be predicted with certainty.

We expect to co-produce or invest in a limited number of such projects per year as part of our growth strategy. However, we have not yet co-produced a feature film and may never do so. In addition, the commercial failure of just one co-production project could have a material adverse effect on our results of operations, both in the year of release and in future years.

One of our operating subsidiaries recently entered into a joint marketing and production VFX services agreement that requires it to make substantial minimum guaranteed payments; if our operating subsidiary is not able to utilize effectively the studio facilities created pursuant to the terms of this agreement, our subsidiary may not be able to satisfy its payment obligations under this agreement, which could have a material adverse effect on our business, consolidated operating results and/or consolidated financial condition.

One of our operating subsidiaries recently entered into a joint marketing and production VFX services agreement with a company headquartered in Mumbai, India. In consideration for this company creating and staffing studio facilities in Mumbai and London, England, through which our subsidiary is to provide VFX services to its clients worldwide, our subsidiary is obligated under the terms of this agreement to guarantee to the Mumbai company specified minimum monthly levels of production revenue generated at these facilities from our subsidiary’s VFX projects, in the following estimated annual amounts (based on the U.S. dollar/British pound exchange rate as of December 12, 2011, as applied to those payments under the agreement denominated in British pounds): $17.6 million for the first year of the three-year minimum term of the agreement, $26.8 million for the second year of such term, and $26.4 million for the third year of such term. These payments are required to be made irrespective of whether and to what extent the staff employed at these facilities are working on our subsidiary’s VFX projects. In the event that our subsidiary is not able to keep the staff at these facilities fully occupied with its VFX projects, our subsidiary may not be able to satisfy its payment obligations under this agreement, which could have a material adverse effect on our business, consolidated operating results and/or consolidated financial condition.

We may not be able to implement our strategies of entering into the film production business effectively or at all.

Our growth strategy depends on our ability to successfully develop visual effects-driven and animated feature films by leveraging the talents of our key artistic personnel, their experience with visual effects and animation production and our proprietary technology. As a company, however, we have not invested capital in the production or distribution of feature films. Entry into the film production business presents significant challenges and subjects our business to significant risks, including those risks set forth below. The inability to successfully manage these challenges could adversely affect our potential success in the film production business with respect to VFX-driven films, animated films, or both. Such failures would significantly limit our ability to grow our business and could also divert significant resources from our digital production and other businesses.

Our successful entry into the film production business faces various risks and challenges, including:

•                  the success of our film production business will be primarily dependent on audience acceptance of our films, which is extremely difficult to predict;

•                  only a relatively few ‘‘hit’’ films account for a significant portion of total revenue in the film industry and any failure by us to produce ‘‘hit’’ films could cause revenue generated from our proposed film production business to fall below expectations;

•                  the production and marketing of visual effects-driven and animated films is capital-intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated capital requirements;

•                  delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters or other events beyond the control of the production companies and distributors;

•                  the entrance of additional film studios into the visual effects-driven and animated film market, which may result in increased competition for visual effects-driven and animated film audiences and for talented computer graphics animators and technical staff;

•                  the costs of producing and marketing feature films have steadily increased and may increase in the future, which may make it more difficult for a film to generate a profit or compete against other films;

•                  film production is subject to seasonal variations based on the timing of theatrical motion picture and home entertainment releases and a short-term negative impact on our business during a time of high seasonal demand (such as might result from a natural disaster or a terrorist attack during the time of one of our theatrical or home entertainment releases) could have a disproportionate effect on our results for the year;

•                  a strike by one or more of the labor unions or similar groups that provide personnel essential to the production of feature films could delay or halt our proposed film production activities;

•                  we have no experience producing or releasing feature films and the strain on our personnel from the effort required to produce such feature films and the time required for creative development of future feature films may hinder our ability to consistently release visual effects-driven and animated feature films; and

•                  the profitable distribution of a motion picture depends in large part on the availability of one or more capable distributors who are able to arrange for appropriate advertising and promotion, proper release dates and bookings in first-run and other theaters and any decision by those distributors not to distribute or promote one of the motion pictures which we may produce or to promote competitors’ motion pictures to a greater extent than they promote ours, or our inability to enter into profitable distribution arrangements with such distributors, could have an adverse effect on our proposed film production business.

We may not be able to achieve the planned scale or pace of growth in our animation feature film studio business.

The projected revenues and success of our animation feature film studio business are substantially dependent on achieving large-scale growth over a short period of time and we may be unable to achieve this anticipated scale or pace of growth. We have limited experience operating an animation studio and developing and producing full-length, animated feature films, and our animation business has not generated and currently does not generate any revenues, each of which makes it challenging to evaluate the prospects of our animation business and design and implement our animation business model. In addition, animated films typically take longer to produce than live-action films, increasing the uncertainties inherent in their production and distribution. We are in the process of constructing our animation studio, which we presently anticipate will be completed in December 2011; any delays in meeting our construction schedule, which we cannot predict, would negatively impact the pace and scale of the growth of our animation business. Because of these uncertainties and risks, we cannot provide any assurances that we will be able to achieve the scale or pace of growth as planned, and furthermore, any period of rapid growth could place a significant strain on our resources and increase demands on our management, our information and reporting systems and our internal controls over financial reporting. Any such failures to achieve or effectively manage the anticipated growth of our animation business could adversely affect this and our other businesses, as well as our results of operations and financial condition.

A substantial part of our business relies upon the success and popularity of motion picture entertainment containing 3D imagery. If other forms of entertainment prove to be more attractive to consumers than 3D motion pictures, our growth and operating results could be harmed.

A substantial part of our business relies on the popularity of 3D motion pictures, both animated and otherwise. If other forms of motion pictures, or other entertainment with which 3D motion pictures compete for consumers’ leisure time and disposable income, such as conventional motion pictures, television, concerts, amusement parks and sporting events, become more popular than 3D motion pictures, our business and operating results could be harmed.

Acquisitions we pursue in our industry and related industries could result in operating difficulties, dilution to our shareholders and other consequences harmful to our business.

As part of our growth strategy, we may selectively pursue strategic acquisitions in our industry and related industries. We may not be able to consummate such acquisitions, which could adversely impact our growth. If we do consummate acquisitions, integrating an acquired company, business or technology may result in unforeseen operating difficulties and expenditures, including:

•                  increased expenses due to transaction and integration costs;

•                  potential liabilities of the acquired businesses;

•                  potential adverse tax and accounting effects of the acquisitions;

•                  diversion of capital and other resources from our existing businesses;

•                  diversion of our management’s attention during the acquisition process and any transition periods;

•                  loss of key employees of the acquired businesses following the acquisition; and

•                  inaccurate budgets and projected financial statements due to inaccurate valuation assessments of the acquired businesses.

Foreign acquisitions also involve unique risks related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Our evaluations of potential acquisitions may not accurately assess the value or prospects of acquisition candidates and the anticipated benefits from our future acquisitions may not materialize. In addition, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, including our Common Stock, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition.

Interruption or failure of our information technology systems could impair our ability to effectively and timely provide our services and products, which could damage our reputation and have an adverse impact on our operating results.

Our future success is significantly dependent on our ability to provide visual effects services that consistently meet our client’s product development schedules. We rely on our software applications, hardware and other information technology and communications systems for the development and provision of our visual effects services and will depend on such technologies for production of our animated feature films. Our systems are vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Our facilities are located in areas with a high risk of major earthquakes and hurricanes and are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or other unanticipated problems at our Venice or Playa Vista, California facilities, our Vancouver, British Columbia facilities, or our Port St. Lucie, Florida facilities could result in lengthy interruptions in our projects and our ability to deliver services. An error or defect in the software, a failure in the hardware, and a failure of our backup facilities could delay our delivery of products and services and could result in significantly increased production costs, hinder our ability to retain and attract clients and damage our brand if clients believe we are unreliable. Given our reliance on our industry relationships, it could also result in a decrease in our revenues and otherwise adversely affect our business and operating results.

We cannot predict the effect that rapid technological change may have on our business or industry.

The entertainment industry in general, and the visual effects and animation segments thereof in particular, are rapidly evolving, primarily due to technological developments. The rapid growth of technology and shifting consumer tastes prevent us from being able to accurately predict the overall effect that technological growth may have on our potential revenue and profitability. Furthermore, because we are required to provide advanced digital imagery products to continue to win business we must ensure that our production environment integrates the latest tools and techniques developed in the industry. This requires us to either develop these capabilities by upgrading our own proprietary software, which can result in substantial research and development costs and substantial capital expenditures for new equipment, or to purchase third-party licenses, which can result in significant expenditures. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all. If we are unable to develop and effectively market new technologies that adequately or competitively address the needs of these changing industries, it could have an adverse effect on our business and growth prospects.

Our revenue may be adversely affected if we fail to protect our proprietary technology or fail to enhance or develop new technology.

We depend on our proprietary technology to develop and produce certain of our products and provide certain of our services. With respect to our proprietary technology, we own seven patents registered with the United States Patent and Trademark Office (‘‘USPTO’’), have several patent applications pending before the USPTO, and plan to file additional applications in the future. We also rely on a combination of copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

We generally enter into non-disclosure or license agreements with our employees, consultants and vendors, and generally control access to and distribution of our software, technology and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our software, technology and other proprietary information, without authorization, or to develop similar or superior technology independently. The steps we take may not prevent misappropriation of our technology, and our non-disclosure and license agreements may not be enforceable.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have an adverse effect on our business and/or our operating results.

Third-party technology licenses may not continue to be available to us in the future.

We also rely on certain technology that we license from third parties, including software that is integrated and used with internally developed software. These third-party technology licenses may not in the future be available to us on commercially reasonable terms, or at all. The loss of any of these technology licenses could result in delays in performance of work until we identify, license and integrate equivalent technology, and we may not be able to identify, license or integrate any such equivalent technology in a timely manner or at all. Any resulting delays in our performance could damage our reputation and result in a decrease in our revenues during the period of delay, either of which could materially adversely affect our business, operating results and/or financial condition.

Others may assert intellectual property infringement claims against us.

Companies in the visual effects and animation segment of the entertainment industry are subject to the possibility of claims that their products, services or techniques misappropriate or infringe the intellectual property rights of third parties. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or our operating results. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources relating to the defense of such claims, which could have an adverse effect on our business and/or our operating results. If any claims or actions are asserted against us, we may seek to obtain a license of a third party’s intellectual property rights; however, under such circumstances such a license may not be available on reasonable terms or at all.

Motion picture piracy may affect our ability to maximize our revenues.

Motion picture piracy is extensive in many parts of the world, including South America, Asia (including South Korea, China and Taiwan), the countries of the former Soviet Union and other former Eastern bloc countries. The Motion Picture Export Association, the American Motion Picture Marketing Association and the American Motion Picture Export Association monitor the progress and efforts made by various countries to limit or prevent piracy. In the past, these various trade associations have enacted voluntary embargoes on motion picture exports to certain countries in order to pressure the governments of those countries to become more aggressive in preventing motion picture piracy. In addition, the U.S. government has publicly considered implementing trade sanctions against specific countries which, in the opinion of the U.S. government, do not prevent copyright infringement of U.S.-produced motion pictures; however, future voluntary industry embargoes or U.S. government trade sanctions may not be enacted. If enacted, such trade sanctions could impact the amount of revenue that we realize from the international exploitation of feature films, depending upon the countries subject to such action and the duration of such action. If embargoes or sanctions are not enacted or if other measures are not taken, we may lose an indeterminate amount of additional revenue as a result of motion picture piracy.

We could be adversely affected by strikes or other union job actions.

Our visual effects and animation projects generally utilize actors, directors, and writers who are members of the Screen Actors Guild, Directors Guild of America, and Writers Guild of America, respectively, pursuant to industry-wide collective bargaining agreements. Many projects also employ members of a number of other unions, including, among others, the International Alliance of Theatrical and Stage Employees. A strike by one or more of the unions or guilds that provide personnel essential to the production of our projects could delay or halt our ongoing production activities, which could materially adversely affect our business, operating results and/or financial condition.

Our feature films segment depends on revenues from certain significant relationships, and harm to or loss of these relationships could harm our business.

Historically, we have derived a significant portion of our revenues from a limited number of customers to whom we have provided digital production services on large feature film projects. These customers generally have been major U.S. motion picture studios and such large projects usually extend from six to 18 months. For each of at least the past two years, greater than 45% of our consolidated revenues from this segment have been attributed to a single motion picture studio. During the period from the Inception Date to December 31, 2009 and the year ended December 31, 2010, contracts with two major studios for work in connection with feature films accounted in the aggregate for approximately 45% and 72%, respectively, of our revenues from this segment for those periods. The revenues derived from one of these major studios accounted for a material portion of our revenues during these periods primarily as the result of our being engaged by such studio on a single, large-scale, multi-year project, which project has ended. Significant customers over the last few years have included Walt Disney Pictures, Columbia Pictures, Paramount Pictures, 20th Century Fox, Universal Pictures, New Regency Productions and Warner Bros. Pictures. We expect that in the future we will continue to enter into contracts with customers who have historically represented a significant concentration of our revenues from this segment. If such contracts were terminated, our revenues from this segment and net income could significantly decline. Our future success depends on our ability to maintain and further existing relationships with significant customers, as well as develop relationships potential new customers.

Any adverse change in our relationship with any of the major motion picture studios or other of our principal customers could have an adverse effect on our business. Although we are attempting to expand our customer base, we expect that our customer concentration will not change significantly in the near future. The markets for visual effects services are dominated by a relatively small number of customers. We may not be able to retain our largest customers or attract additional customers, and our customers may not require or purchase services in the same quantities as in prior years. The loss of one or more of our largest customers, a significant reduction in revenues from these customers or our inability to successfully develop relationships with additional customers each could significantly harm our business.

Film production incentives and subsidies offered by foreign countries and states where we do not have operations, or our failure to continue to enjoy such incentives and subsidies offered by foreign countries and states where we do have operations, could affect our ability to secure work on visual effects and animation projects.

Production incentives and subsidies for feature film production are widely used throughout the entertainment industry and are important in helping film studios and production companies to offset production costs. Many countries and states have programs designed to attract feature film production. Incentives and subsidies are used to reduce feature film production costs and such incentives and subsidies take different forms, including direct government rebates, sale and leaseback transactions or transferable tax credits As a result, film studios and production companies may send their visual effects and animation work to companies in foreign countries and states where we do not have operations in order to take advantage of the incentives and subsidies offered in such places. In addition, we may enjoy film production incentives and subsidies offered by foreign countries (e.g., Canada) or states where we do have operations which may not be available in the future. Any diminution in our ability to secure work on visual effects and animation projects due to such incentives and subsidies could have a material adverse effect on our business, operating results or financial condition.

If we do not continue to receive governmental grant funding, primarily from the State of Florida and the Cities of West Palm Beach and Port St. Lucie, Florida, or otherwise fail to meet the target thresholds for continued grant funding, it may adversely affect our operations.

Grants from third parties, primarily the State of Florida and the Cities of West Palm Beach and Port St. Lucie, Florida, have been and will continue to be an important source of funding for the construction and establishment of our digital studio in Florida. These grants are generally structured to be funded over a three to five-year period and require that we meet specified target thresholds with respect to business initiation, capital investment and job creation in order to receive the scheduled disbursements. In particular, in order to receive our complete grant funding, without penalty, from the State of Florida and the City of Port St. Lucie, we will be required, by December 31, 2014, to have, among other things, (i) created since our inception at least 500 new jobs in the State of Florida, each with an average annual wage of at least $64,233, and (ii) invested, with development partners, at least $50,000,000 in the State of Florida. As of December 13, 2011, we have 271 employees in the State of Florida, at an average annual salary in excess of the required $65,000, and, as of February 22, 2011, we had satisfied the condition to invest, with our development partners, at least $50,000,000 in the State of Florida. The $8 million remaining under the cash component of our grant from the City of West Palm Beach is disbursable in four scheduled installments ranging in amount from $1 million to $3 million, each of which is subject to the satisfaction of specified conditions precedent, including, among others: (i) by February 28, 2012, the arrangement of the phase 1 construction financing for the campus of our subsidiary, Digital Domain Institute, Inc., (“DDI”), the securing of a temporary campus facility for DDI, and the commencement of the accreditation process for DDI; (ii) by September 30, 2012, the commencement by FSU and DDI of classes at this temporary facility with a combined total of 50 students and full-time employees; (iii) by December 31, 2012, commencement of phase 1 construction of DDI’s campus, and the enrollment of a combined total of 100 FSU and DDI students at DDI’s temporary facility; and (iv) by December 31, 2014, the issuance of the certificate of occupancy for the phase 1 construction project and the enrollment of a combined total of 250 FSU and DDI students at DDI’s campus; in addition, if there are fewer than a combined total of 200 FSU and DDI students enrolled at DDI’s campus on December 31, 2015, we will be required to repay $2 million of the cash grant received from the City of West Palm Beach, and, if there are less than a combined total of 1,000 FSU and DDI students enrolled at this campus after December 31, 2016, we will be required to repay an additional $2 million of the funds received under this cash grant. As of the date of this Quarterly Report on Form 10-Q, with respect to the conditions described in clause (i) of the preceding sentence, we have secured a temporary campus facility for DDI and commenced the accreditation process for DDI; we expect to arrange for the phase 1 construction financing for the DDI campus and satisfy the other conditions described in clauses (ii), (iii) and (iv) of such sentence in a timely manner. If the applicable agencies or authorities controlling the disbursements of such grants determine that we have not met such thresholds or are otherwise no longer qualified to received continued grant funding, the loss of this funding or any subsequent obligation to repay any such funding could adversely impact the growth of our business, which may, in turn, adversely affect our operating results or financial condition.

The inability to successfully manage the growth of our business may have an adverse effect on our operating results.

We expect to experience growth in the number of employees and the scope of our operations. Such growth will result in increased responsibilities for our management. If our management is unable to successfully manage expenses in a manner that allows us to both improve operations and at the same time pursue potential market opportunities, the growth of our business could be adversely impacted, which may, in turn, negatively affect our operating results or financial condition. In addition, we believe that a critical contributor to our success has been our creative culture. As we attempt to grow and alter our business to focus increasingly on the creation, production and marketing of visual imagery, and as we experience change in response to the requirements of being a public company, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our future success.

If we fail to comply with the extensive regulatory requirements for our proposed education business, we could face significant monetary liabilities, fines and penalties, including loss of access to federal student loans and grants for our students.

As a provider of higher education, DDI will be subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act of 1965, as amended (the ‘‘Higher Education Act’’), and related regulations subject higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act (‘‘Title IV programs’’) to significant regulatory scrutiny.

The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education (the “Department of Education”); (2) the accrediting agencies recognized by the U.S. Secretary of Education (the “Secretary of Education”) and (3) state education regulatory bodies.

The regulations, standards and policies of these regulatory agencies frequently change, and changes in, or new interpretations of, applicable laws, regulations, standards or policies could have a material adverse effect on our accreditation, authorization to operate in various states, permissible activities, receipt of funds under Title IV programs or costs of doing business.

Because DDI will be operating in a highly regulated industry, we will be subject to compliance reviews and claims of non-compliance and related lawsuits by government agencies, accrediting agencies and third parties. For example, the Department of Education regularly conducts program reviews of educational institutions that are participating in Title IV programs and the Office of Inspector General of the Department of Education regularly conducts audits and investigations of such institutions.

If we are found to be in noncompliance with any of these laws, regulations, standards or policies, we could lose our access to Title IV program funds, which could have a material adverse effect on our business. Findings of noncompliance also could result in our being required to pay monetary damages, or being subjected to fines, penalties, injunctions, restrictions on our access to Title IV program funds or other censure that could have a material adverse effect on our business.

If we fail to obtain or maintain accreditation for DDI, we would lose our ability to participate in Title IV programs.

Institutional accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education’s recognition process may result in increased scrutiny of institutions by accreditors. Our failure to obtain accreditation or the loss of accreditation would, among other things, render DDI ineligible to participate in Title IV programs and would have a material adverse effect on our education business.

The success of our education business depends on our ability to develop new programs in a cost-effective manner on a timely basis, develop awareness among potential students and enroll and retain students.

The success of our education business depends in part on our ability to create the content of our academic programs and develop these new programs in a cost-effective manner that meets the needs of prospective students in a timely manner. Building awareness of DDI and the programs we plan to offer is critical to our ability to attract prospective students. If we are unable to successfully market and advertise DDI’s educational programs, our ability to attract and enroll prospective students in such programs could be adversely affected. It is also critical to DDI’s success that we attract and enroll our students in a cost-effective manner and that enrolled students remain active in our programs.

We have identified a significant deficiency and a material weakness in our internal controls over financial reporting. If either or both the  significant deficiency or material weakness persists or if we fail to establish and maintain effective internal controls over financial reporting in the future, our ability to both timely and accurately report our financial results could be adversely affected.

In connection with the preparation of our financial statements for the year ended December 31, 2010, we identified a significant deficiency and a material weakness in our internal controls over financial reporting. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect financial statement misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. We identified the following control deficiency as a significant deficiency as of December 31, 2010, which remains a significant deficiency as of September 30, 2011:

•                  our company had not maintained a systemic process to manage its contracts and agreements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following significant deficiency was identified as a material weakness as of December 31, 2010, which remains a material weakness as of September 30, 2011:

•                  our company had not implemented an adequate process to consolidate its intercompany accounts and as a result could not conduct a monthly close on a timely basis.

While we have taken a number of remedial actions to address the above described significant deficiency and material weakness, we cannot predict the outcome of our remediation efforts at this time. The significant deficiency and the material weakness described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the significant deficiency or the material weakness described above or to avoid potential future significant deficiencies or material weaknesses.

Changes in U.S., regional or global economic conditions could adversely affect our profitability.

A decline in economic conditions in the United States or in other regions of the world could lead to a decrease in discretionary consumer spending, which in turn could adversely affect demand for feature films and box office revenue. In addition, an increase in price levels generally, or in price levels in a particular sector such as the energy sector, could result in a shift in consumer demand away from entertainment products such as feature films. Such events could cause a decrease in the demand for both the visual effects and animation services we offer as well as for the feature films we propose to produce, either of which would have an adverse effect on our profitability and operating results.

Risks Related to Our Common Stock

The price of our Common Stock has been and will likely continue to be volatile, and the value of an investment in our Common Stock may decline.

The trading price of our Common Stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q, factors that may cause the price of our Common Stock to fluctuate include, but are not limited to:

•                  announcements by us or our competitors of significant contracts, productions, acquisitions or capital commitments;

•                  changes in financial estimates by analysts;

•                  variations in quarterly operating results;

•                  the overall performance of the equity markets;

•                  general economic conditions;

•                  terrorist acts;

•                  litigation involving our company or investigations or audits by regulators into the operations of our company or our competitors;

•                  future sales of our Common Stock; and

•                  investor perception of us and the industries in which we operate.

In addition, the stock market in general has experienced extreme price and volume fluctuations that have often been unrelated to and disproportionate to the operating performance of companies in our industries. These broad market and industry factors may materially reduce the market price of our Common Stock, regardless of our operating performance.

If securities or industry analysts do not publish research, publish inaccurate or unfavorable research about our business, or make projections that exceed our actual results, our stock price and trading volume could decline.

The trading market for our Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities and industry analysts’ projections.

Concentration of ownership among our officers, directors, large shareholders and their affiliates may prevent new investors from influencing corporate decisions.

Our officers, directors, greater than 5% shareholders and their affiliates beneficially own or control, directly or indirectly, a majority of the outstanding shares of our Common Stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our shareholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying an acquisition or cause the market price of our stock to decline.

Some provisions of our charter documents and Florida law may have anti-takeover effects that could discourage an acquisition of us by others, even if an acquisition would be beneficial to our shareholders.

Provisions in our amended and restated articles of incorporation and our amended and restated bylaws, as well as provisions of Florida law, could make it more difficult for a third-party to acquire us, even if doing so would benefit our shareholders. These provisions of our amended and restated articles of incorporation and amended and restated bylaws:

•                  permit our board of directors to issue up to 24,900,000 shares of preferred stock, with any rights, preferences and privileges as they may designate, including the right to approve an acquisition or other change in our control;

•                  provide that all vacancies on our board of directors, including those resulting from newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•                  provide that special meetings of our shareholders may, except as otherwise required by law, be called only by the chairman of our board, our board of directors or one or more shareholders holding shares of our Common Stock representing at least 50% of the combined voting power of our Common Stock.

In addition, as a Florida corporation, we are subject to the Florida Business Corporation Act, which provides that a person who acquires shares in an ‘‘issuing public corporation,’’ as defined in the statute, in excess of certain specified thresholds generally will not have any voting rights with respect to such shares unless such voting rights are approved by the holders of a majority of the votes of each class of securities entitled to vote separately, excluding shares held or controlled by the acquiring person. The Florida Business Corporation Act also contains a statute which provides that an affiliated transaction with an interested shareholder generally must be approved by (i) the affirmative vote of the holders of two-thirds of our voting shares, other than the shares beneficially owned by the interested shareholder, or (ii) a majority of the disinterested directors.

Future sales of shares of our Common Stock by existing stockholders could depress the market price of our Common Stock.

Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of December 13, 2011, we had 39,500,993 shares of our Common Stock outstanding, all of which are or will be eligible for sale in the public market at various times upon the expiration of lock-up agreements entered into with the underwriters of our initial public offering and subject to vesting requirements and the requirements of Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon such expiration, or the perception that such sales may occur, or early release, of the lock-up agreements could cause our share price to fall. In addition, we intend to file a Registration Statement on Form S-8 under the Securities Act to register 11,660,895 shares of our Common Stock reserved for issuance under our Amended and Restated 2010 Stock Plan (the “2010 Stock Plan”). These shares may be sold in the public market upon issuance and once vested, subject to the 180-day lock-up period and other restrictions provided under the terms of the plan or award agreement. In addition, there are 8,790,279 shares of our Common Stock underlying certain convertible, exercisable and exchangeable securities issued outside of our 2010 Stock Plan that are immediately convertible, exercisable, or exchangeable, as applicable, which may be sold in the public market upon the conversion, exercise or exchange of such securities. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Common Stock could decline.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the Securities and Exchange Commission and the New York Stock Exchange, have imposed various new requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. As a result of our required compliance with Section 404 of the Sarbanes-Oxley Act, we will incur substantial accounting expense and expend significant management efforts and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to ensure such compliance. Furthermore, if we identify any issues in complying with the requirements of the Sarbanes-Oxley Act (for example, if we or our independent registered public accounting firm identify a material weakness or significant deficiency in our internal controls over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation, investor perceptions of us and the trading price of our Common Stock.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding securities sold or issued by the Company without registration under the Securities Act during the period commencing on July 1, 2011 and ending on September 30, 2011:

a) Sales of Unregistered Securities

From July 1, 2011 through September 30, 2011, we granted to certain of our officers options to purchase an aggregate of 1,500,000 shares of our Common Stock under the 2010 Stock Plan at an exercise price of $9.63 per share.

In July 2011, three of our founders, and an entity affiliated with one such founder, transferred an aggregate of 3,100,000 shares of Digital Domain common stock to us in exchange for the issuance to such persons of an aggregate of 1,931,465 shares of our Common Stock, at an exchange ratio of 0.6231 shares of our Common Stock for each share of Digital Domain common stock so transferred.

In August 2011, the convertible promissory note held by a private equity firm met the mandatory conversion provision contained in our credit agreement with such private equity firm and was converted into 726,594 shares of our Common Stock.

In September 2011, a holder of Digital Domain common stock transferred 1,500,001 shares of Digital Domain common stock to us in exchange for the issuance of 934,580 shares of our Common Stock, at an exchange ratio of 0.6231 shares of our Common Stock for each share of Digital Domain common stock so transferred.

In July 2011, we issued warrants to purchase up to 2% of the shares of our Common Stock outstanding (on an as-converted, fully-diluted basis), for an aggregate exercise price of $10.00, to a private equity firm that provided debt financing to us, in connection with that financing, and also issued to this private equity firm warrants to purchase 2,692,494 shares of our Common Stock, calculated as of September 30, 2011. At the same time, we issued warrants to purchase up to 408,096 shares of our Common Stock, at an exercise price of $0.01 per share, to both our lender and an affiliate of certain of its existing shareholders, in consideration of its services in arranging this debt financing on our behalf. The convertible promissory note issued by us to the lender in connection with this financing transaction, in the initial principal amount of $8.0 million, contains a conversion feature pursuant to which all amounts owing under this note would be convertible into shares of our Common Stock equal to 12.5% of our Common Stock outstanding as of September 30, 2011.

In August 2011, our subsidiary Digital Domain Institute, Inc. sold an aggregate of 3,250,000 shares of its common stock to five accredited investors, for an aggregate purchase price of $26,000,000. In connection with this transaction, we granted an exchange right to each of these investors, for no additional consideration, pursuant to which the investors have the right to exchange each such share of stock purchased, from and after the date that is the earlier of (i) the 120th day after the date of such purchase, and (ii) the consummation by us of an initial public offering of our Common Stock, for 0.8307 shares of our Common Stock. Also in connection with this transaction, we issued warrants to two placement agents to purchase an aggregate of 269,978 shares of our Common Stock; 202,483 of the underlying shares are subject to an exercise price of $8.03 per share, with the balance of 67,495 such shares subject to an exercise price of $9.63 per share.

In September 2011, we issued warrants to purchase 934,363 shares of our Common Stock at an exercise price of $6.42 per share, to a placement agent in connection with certain private placements of shares of our Common Stock and the common stock of Digital Domain Institute, Inc.

On September 30, 2011, under the terms of various existing loan and convertible note agreements with private equity investors we issued warrants convertible into an aggregate of 928,364 shares of our Common Stock. During the three months ended September 30, 2011, under the terms of various warrant agreements the private equity investors were granted warrants to purchase shares of our Series A Preferred Stock that are convertible into 973,082 shares of our Common Stock. These warrants have an exercise price of $0.01 per share.

Each of the above-described transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D or Rule 701 promulgated thereunder, as transactions not involving a public offering or involving the issuance of securities in certain compensatory circumstances. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on ourbehalf; the securities sold are subject to transfer restrictions; and the certificates representing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold other than pursuant to an effective registration statement under the Securities Act or an applicable exemption from the registration requirements thereof.

b) Use of Proceeds from Public Offering of Common Stock

On November 23, 2011, we closed our IPO, in which we sold 4,920,000 shares of our Common Stock at a price to the public of $8.50 per share. The aggregate sale price for shares sold in the offering was approximately $41.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-174248), which was declared effective by the SEC on November 14, 2011. The offering commenced on November 18, 2011 and did not terminate before all of the securities registered in the registration statement were sold on November 18, 2011. Roth Capital Partners LLC and Morgan Joseph TriArtisan LLC acted as the managing underwriters. We raised approximately $38.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $2.9 million and other then unpaid offering expenses of approximately $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 21, 2011 pursuant to Rule 424(b) promulgated under the Securities Act, other than the contemplated use of certain such proceeds in a share repurchase program described in a Current Report on Form 8-K filed by the Company with the SEC on December 20, 2011. We placed the funds received into operating bank accounts.

Part II. Other Information

Item 6. Exhibits

31.1   Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2   Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1   Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2   Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Domain Media Group, Inc.

By:
Date: December 22, 2011	/s/ John C. Textor
John C. Textor
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

By:
Date: December 22, 2011	/s/ Jonathan F. Teaford
Jonathan F. Teaford
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.