Form 10-K
period 2011-12-31
Digital Domain Media Group, Inc.
filed 2012-03-30
CIK 1490930

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-35325

Digital Domain Media Group, Inc.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	27-0449505 (I.R.S. Employer Identification Number)

10250 SW Village Parkway
Port St. Lucie, FL 34987
(Address of principal executive offices)
(Zip Code)

(772) 345-8000
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.01 per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

         Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

         As of the last business day of the registrant's most recently completed second fiscal quarter, the registrant's common stock was not publically traded.

         The registrant had 41,054,124 shares of common stock issued and outstanding as of March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

         None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K contains "forward-looking statements" that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as "anticipate," "believe," "estimate," "expect," "intend," "may," "might," "plan," "project," "will," "would," "should," "could," "can," "predict," "potential," "continue," "objective," or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled "Risk Factors" included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industries in which we operate are subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled "Risk Factors." These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

        As used herein, "the "Company," "we," "our," and similar terms refer to Digital Domain Media Group, Inc., unless the context indicates otherwise.

        "Digital Domain" and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies' trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

i

ii

PART I

Item 1.    Description of Business

Our Business and Growth Strategy

        We are an award-winning digital production company. Since our inception in 1993, we have been a leading provider of computer-generated imagery ("CG") animation and visual effects ("VFX") for major motion picture studios and advertisers. Our company, work and employees have been recognized with numerous film industry awards and nominations, including seven awards issued by the Academy of Motion Picture Arts and Sciences—three Academy Awards® for Best Visual Effects and four awards for Scientific and Technical Achievement. Our filmography of over 80 major motion pictures includes Thor, TRON: Legacy, the Transformers trilogy, The Curious Case of Benjamin Button, Apollo 13 and Titanic. Our digital production capabilities include the creation of CG animated content, performance capture, the conversion of 2D imagery into 3D imagery and CG visual effects such as fluid simulation, terrain generation and photorealistic animation.

        Driven by increasing consumer demand, VFX, including 3D content, have become a more critical component of major Hollywood films and digital advertising. Movie studios and advertisers are also attracted by the economic efficiency of VFX relative to live-action projects. As a result, VFX budgets for films and advertising campaigns have grown substantially in recent years. Our creative talent, processes and technologies, and our relationships with major motion picture studios, filmmakers and advertisers, have enabled us to become a leader in the industry and to benefit from the recent growth in the VFX market.

        While there can be no assurances that such growth will continue, we expect to continue to benefit from the growth of the VFX market as well as our initiatives summarized below:

        Expand Our Participation in the Production Process and Ownership of Live-Action Feature Films.    We believe that our role as a key participant in a number of live-action feature film projects of major film studios and leading filmmakers presents us with opportunities to selectively co-produce large-budget films. Co-production opportunities allow us to invest in the film's overall production budget, while playing a role in the production of digital content and integrated advertising campaigns. Such opportunities may enhance our overall profit potential from VFX projects through economic participation in the film's profits, as well as the long-term value of our business due to ownership of the film's intellectual property, including ancillary revenue streams. As of the date of this report, we have entered into one binding co-production agreement, an agreement recently entered into with Oddlot Entertainment for financing and production of the film Ender's Game, based on the popular science-fiction novel of the same name. Summit Entertainment is negotiating an agreement to distribute the film in the U.S., and foreign distribution rights in a number of large territories have been sold. In addition to our co-producer role in the film, Digital Domain Productions, Inc., one of our subsidiaries, will invest in the production budget of the film and will lead the digital production.

        Create, Develop and Produce Original CG Animated Films.    We believe that our creative and technological expertise in high-quality VFX and CG animation enables us to enter the market for animated feature films, targeting global audiences of all ages. We have established Tradition Studios, our own animated film studio, assembled an experienced creative team and currently have multiple animated feature films in development, including our first announced feature film, The Legend of Tembo.

        Grow Internationally.    It is a key part of our strategy to expand our business efforts internationally. We believe that the global market for regionally produced film content is growing and that a global network of production studios is the most efficient way to create entertainment content. We also believe that there is a vast international market for our entertainment-based educational offerings. In particular, we believe that there are significant opportunities for us to expand into the high growth China film market. In December 2011, we entered into a joint venture with Beijing Galloping Horse Film Co., Ltd. to build a VFX, animation and production facility in China. See "—International Expansion" below for more information on this joint venture.

        Capitalize on the Growing Demand for 3D Content.    Increasing consumer and exhibitor appetite for 3D films and television content has resulted in demand for new, high-quality 3D content, as well as the conversion into 3D of existing film and TV libraries originally created in 2D. We expect that our patented proprietary technology for the creation and conversion of 3D images will allow us to take advantage of the growth in this market, although there can be no assurances that such growth will continue. Our recent 3D projects, for which we converted a portion of each film from 2D into 3D imagery, include Transformers 3: Dark of the Moon, The Smurfs, Alice in Wonderland and G-Force.

        Grow Our Education Business.    Responding to increasing demand for professionals trained in state-of-the-art CG effects, and leveraging our reputation in the VFX and digital media markets, we have established a partnership with Florida State University ("FSU") to launch Digital Domain Institute, Inc. ("DDI"), a for-profit post-secondary educational institution. We believe DDI is a first of its kind public-private educational partnership, providing students with an opportunity to graduate with a fully accredited four-year Bachelor of Fine Arts degree while obtaining hands-on industry training. We commenced the first classes for DDI's Digital Arts Essential Skills Program in the first quarter of 2012 and expect our first three-year diploma program to begin in the third quarter of 2012.

Our Competitive Strengths

        We believe the following strengths provide us with substantial competitive advantages:

        Our Reputation and Track Record in the Entertainment Industry.    Our reputation as a leading digital production company stems from our innovation in digital production and CG animation and the key role we have played in some of the most commercially successful motion pictures and innovative television commercials. To date, we have provided significant visual effects for films that have grossed over $18.9 billion in worldwide box office revenues. Our work has been recognized with seven awards issued by the Academy of Motion Picture Arts and Sciences, four British Academy of Film and Television Arts ("BAFTA") awards and numerous other television, music and film industry awards. In 2012, two of the films for which we provided VFX services, Real Steel and Transformers 3: Dark of the Moon, were nominated for Academy Awards® for Best Visual Effects in a feature film.

        Established Relationships with Major Studios, Leading Filmmakers and Advertisers.    Since our inception in 1993, we have worked on multiple projects with each of the six major U.S. motion picture studios and with many of the entertainment industry's leading directors and producers. We believe that these long-standing relationships will continue to provide us with early access to large-scale, VFX-driven and animated feature film projects. A significant number of our projects are with directors and producers with whom we have worked in the past. We also produce commercial advertising campaigns for many Fortune 500 companies, and through this work, maintain long-standing relationships with leading advertising agencies and corporate advertisers.

        State-of-the-Art Proprietary Technologies and Patent Portfolio.    Through our VFX, animation and digital production capabilities and technologies, we create what we believe to be some of the most stunning digital imagery currently available. Our proprietary technologies and patents encompass processes for the generation of 3D imagery, performance capture, and CG animated VFX such as fluid simulation, terrain generation and photorealistic CG animation. We recently entered into a patent license agreement with South Korean consumer electronics company Samsung Electronics Co. Ltd., pursuant to which Samsung is licensing from us, on a non-exclusive basis, the use of our patent portfolio of 3D conversion technology. This is the first such license granted by us in connection with our recently initiated 3D technology licensing initiative. In the fourth quarter of 2011, we filed a lawsuit against Prime Focus North America, Inc. and Prime Focus VFX USA, Inc. to enforce these patents. See "Item 3. Legal Proceedings" below for further discussion of this lawsuit.

        Creative and Experienced Talent.    Our team includes many producers, directors, VFX supervisors and digital artists who we believe to be among the most talented and experienced in the industry.

        Full-Service and Cost-Effective Digital Production Infrastructure.    Our scale and network of production facilities allow us to take advantage of high-quality labor with lower operating costs and, in some cases, industry-specific tax incentives. This approach allows us to provide cost-effective digital production solutions for our motion picture and advertising clients as well as for our own animation studio, from concept to completion.

Business Evolution

        Our vision is to be the leader in the creation, production and marketing of digital content. We believe that the entertainment industry has been and will continue to be advanced by creators of content, and that our value will be substantially enhanced by our continued evolution towards creation and ownership of original content. Since our inception, we have executed a focused strategy to broaden our portfolio of services and enhance our value creation and growth opportunities, as summarized below:

  •
  Production Services (Live-action, Visual Effects, Animation, Design and Post-Production).  Since our inception in 1993, we have built a core digital production business, including extensive relationships, talent and technology.

  •
  Management and Creative Talent Development.  We expanded our roster of key management and creative talent beginning in 2006.

  •
  Creative Development Services.  We began offering our suite of creative development services in 2009, including art department services/conceptual design, pre-visualization, creature/character design, performance capture and virtual cinematography. We are currently generating revenue from these services, which is included in the revenue attributable to our Feature Films segment.

  •
  Co-Production Partner.  We are currently developing content from external concepts and intellectual property and co-producing a feature film, taking a project from concept to completion, which we expect to begin production on in the near term. This production process will utilize our existing digital studio and staff. Depending on the structure and size of our financial commitment, we may choose to secure outside financing for co-production projects. As of the date of this filing, we have entered into one binding co-production agreement.

  •
  Develop, Own and Monetize Original IP.  We are currently developing our own original content through our animation studio. Our first announced animated film in production is titled The Legend of Tembo. We intend, beginning in 2012, to pursue ancillary business lines related to such content, such as video games, utilizing, where appropriate, capital from external sources, which may not be available on acceptable terms or at all. While we intend to fund a portion of our animated film production costs from internal sources, we anticipate that a large portion of these costs will be funded by third parties, including film studios and other film finance vehicles. We do not, however, currently have any such funding or financing arrangements in place. To implement our plan to produce video games, we intend to hire key creative and development personnel in-house and hire an external video game developer to complete the development of any games, a process which, in the case of a typical video game, takes nine to 18 months to complete. While we expect to work with video game publishers to finance a majority of the production expenses for any video game that we develop, we do not currently have in place any such agreements with any video game publishers. It is also our intention to monetize the intellectual property associated with our own original content through licensing and merchandising arrangements relating to films that we produce that are released into theaters.

  •
  We expect any such licensing and merchandising arrangements that we enter into to generate revenue from licensing or merchandising fees.

Our Businesses

        Our company is comprised of three core businesses which are complementary to, but not dependent upon, each other:

  •
  Digital Production.  Creative, production and technology solutions for feature films and cross-platform advertising content.

  •
  Animation.  Animation studio focused on the creation and production of original full-length, family-oriented animated feature films.

  •
  Education.  For-profit education institute which will offer, in conjunction with FSU's internationally recognized media arts program, degree programs in animation, visual effects, film and digital content disciplines. This business began offering its Digital Arts Essential Skills classes in the first quarter of 2012.

        The complementary nature of our businesses allows us to leverage our outstanding reputation and long-standing relationships in the entertainment industry and our creative, technical and operational expertise across all of our businesses.

Digital Production

        We are one of the leading digital production companies. We offer our clients innovative, end-to-end solutions across multiple media platforms spanning the entire content production process from idea generation and pre-production to design, directing, live-action production and post-production. We have three key digital production business units: Digital Domain Productions—VFX for feature films and advertising; Mothership—digital advertising and marketing solutions; and In-Three—creation and conversion of 3D content.

Digital Domain Productions

        Digital Domain Productions, our business unit providing digital content production services for feature films and commercials, currently represents the largest component of our business.

Feature Films

        We are one of the largest end-to-end providers of digital content production services in the entertainment industry. We are able to manage the entire process of development and production of visual effects for large-scale action movies, utilizing our strategic worldwide network of production facilities, as recently demonstrated with our work on TRON: Legacy.

        Over our 19-year history, our creative and technical excellence has been demonstrated through our work on what we believe to be some of the most visually stunning films of all time, including Thor, TRON: Legacy, the Transformers trilogy, The Curious Case of Benjamin Button, Apollo 13 and Titanic. Examples of our technological innovation include the creation of photorealistic, CG natural effects such as water, smoke and fire, and in 2008 one of our artists received a Scientific and Technical Achievement Award® from the Academy for fluid simulation software developed by our company. In addition, we have established ourselves as a leader and pioneer in the field of creating a photorealistic digital synthetic human likeness and performance. Integrating photorealistic digital human "hero characters" in a film requires subtlety and the ability to withstand the scrutiny of extremely close-up images, and such work is often considered to represent the pinnacle of visual effects. In 2009, two of our artists received Academy Awards® for Best Visual Effects for such work we delivered for the motion picture The Curious Case of Benjamin Button.

        As a result, we are one of the top choices for the most complex and challenging digital and entertainment content projects. We are typically hired by a major motion picture studio, often at the recommendation of a producer or director, to provide digital effects for a film project in the development stage. As standard practice, we will enter into a contract with the studio calling for a significant portion of the contract amount to be paid up-front, with progress payments made over the life of the project. Our revenues from a large feature film project range in size from several million dollars to more than $70 million, and such projects can take from as short as three months to more than two years to complete, depending upon the complexity and amount of digital effects work involved.

        Our feature film work recently completed and currently in production includes:

  •
  GI Joe: Retaliation (a Paramount Pictures/MGM film);

  •
  The Avengers (a Marvel Studios/Walt Disney Pictures film);

  •
  Jack the Giant Killer (a Legendary Pictures/New Line Cinema film);

  •
  Real Steel (a DreamWorks Studios film);

  •
  Transformers: Dark of the Moon (a Paramount film);

  •
  X-Men: First Class (a 20th Century Fox film); and

  •
  47 Ronin (a Universal Studios film).

        We also carry out a small amount of short-term contract work that provides us an opportunity to smooth our workflow between large-scale projects.

        We believe that our role as a key participant in a number of live-action feature film projects of major film studios and leading filmmakers presents us with opportunities to selectively co-produce large-scale live-action feature films. Co-production opportunities allow us to invest in the film's overall production budget, while playing a role in the production of digital content and integrated advertising campaigns. Such opportunities may enhance our overall profit potential from VFX projects through economic participation in the film's profits, as well as the long-term value of our business due to ownership of the film's intellectual property, including ancillary revenue streams.

        In 2011, we entered into a binding co-production agreement with Oddlot Entertainment for financing and production of the film Ender's Game, based on the popular science-fiction novel of the same name. Summit Entertainment is negotiating an agreement to distribute the film in the U.S., and foreign distribution rights in a number of large territories have been sold. In addition to our co-producer role in the film, Digital Domain Productions will invest in the production budget of the film and will lead the digital production. We are currently in negotiation with respect to other co-production projects, but do not have binding agreements in place with respect to any other such projects.

        Our facilities are strategically located to benefit both our and our clients' businesses. Our digital production business is headquartered in Los Angeles, California, conveniently located near all of the major U.S. film studios. In January 2010, we opened a production studio facility in Vancouver, British Columbia, an increasingly active entertainment industry hub. We also have a VFX, animation and 3D conversion studio in Port St. Lucie, Florida. With our Vancouver and Florida facilities, we can offer our clients the ability to perform work on productions at lower cost, tax-incented locations that are fully integrated with our Southern California operations. We believe we are one of only a few top-tier digital production companies offering a presence in Los Angeles, as well as, access to owned facilities in lower cost and tax-incentivized locations.

        In the last five years, we have added new production talent to manage larger feature film projects, new creative talent to expand capabilities in character animation and creative development, and new technical talent to build infrastructure and tools allowing us to undertake increasingly larger and more complex projects. We have also developed an outsourcing team and a network of studios outside the United States, to efficiently manage capacity and lower production cost.

        In November 2010, we acquired a visualization studio which expands the scope of our digital production capabilities to include real-time performance capture for feature films, advertising and commercials, and video game production. This studio includes a broad range of tools for virtual cinematography and innovative filmmaking such as the integration of live-action filming with CG elements. We believe that these tools and capabilities will allow us to more efficiently package and expand our pre-visualization services in the development and pre-production process for films and marketing campaigns. The studio's real-time performance capture capabilities empower directors to visualize synthetic characters in digitally created environments. Our visualization studio occupies an important place in our growth strategy as we expect it will enhance our ability to partner with studios, production companies and filmmakers to explore themes and create stories early in the development process. We currently utilize this visualization studio in two ways. First, we make this visualization studio available to filmmakers for their use in developing pre-production concept film sequences or trailers that give studios and other parties a first-hand look at the environments and characters in a film before that film has been greenlit. Second, we use this visualization studio to generate similar sequences or trailers for films that we are co-producing. For example, we utilized this visualization studio to produce a 30-second 3D sequence for the film Enders' Game that was utilized to sell foreign distribution rights thereto at the recent Cannes Film Festival. We generate revenue from this visualization studio by renting it to third parties, although our primary use for the visualization studio is to advance our own film concepts.

        In July 2011, Digital Domain Productions entered into a Joint Marketing and Production VFX Services Agreement with RelianceMediaWorks Limited ("RMW"), a film and entertainment services company headquartered in Mumbai, India, which we believe will significantly enhance our ability to strategically and cost-effectively perform digital content production services for the benefit of our clients. The term of this agreement is three years, subject to Digital Domain Productions' option to extend for a fourth year. Pursuant to the terms of this agreement, RMW is responsible for creating and staffing studio facilities in both Mumbai and London, England, through which Digital Domain Productions, Inc. is to provide VFX services to its clients worldwide. In consideration of RMW's obligation to provide Digital Domain Productions with turnkey studio facilities in these two cities, Digital Domain Productions has agreed, pursuant to the terms of this agreement, to guarantee to RMW specified minimum monthly levels of production revenues generated at these facilities from Digital Domain Productions' VFX projects.

Tron Case Study

        Our role in the creation of the TRON: Legacy feature film and video game represents an important example of how we intend to expand our technological and artistic collaboration with third parties to enhance our competitive position in the digital imagery industry. We began work on TRON: Legacy by developing the film's conceptual artwork and using those concepts to create a two-minute test short film showing the film's compelling characters and environments using state-of-the-art CG imagery. Once The Walt Disney Company (TRON property's owner) greenlit production of the TRON: Legacy feature film based upon our test short film, we worked closely with Disney for more than two years to create the TRON: Legacy world and digital characters. As the lead VFX provider, we utilized our proprietary technology and processes to create photorealistic human characters, vehicles and environments which we believe have not been equaled in quality by any other studio. Tron: Legacy feature film was theatrically released in December 2010, and became a commercial success, grossing over $400 million in worldwide box office receipts.

Commercials

        Digital Domain Productions is also one of the leading creators of digital imagery for the advertising industry. We are primarily hired by advertising agencies to provide visual effects and/or animation for all advertising media, including television commercials and campaigns of related commercials and online interactive advertising. We typically enter into a contract with an advertising agency that calls for a significant portion of the contract amount to be paid in the early stages of the project. A digitally produced television commercial project usually ranges in size from a few hundred thousand dollars to $2 million, and will typically take four to 12 weeks to complete.

        We receive tangible, long-term benefits in our feature film business from our relationships with directors from our advertising business. As feature films continue to become more reliant on digital production and visual effects, the major movie studios are increasingly looking for directors with experience in these areas. By maintaining strong ties with directors who began their careers working in advertising before advancing to feature films, we have nurtured long standing relationships with key directors in the entertainment industry. Recent examples of these relationships include Joe Kosinski with TRON: Legacy, and David Fincher with The Curious Case of Benjamin Button and Zodiac. We also anticipate the opportunity to provide advertising-related services to our feature film clients, as we have the ability to repurpose and deploy the digital assets created for a feature film in various channels of commerce and marketing across all digital platforms.

Mothership—Digital Advertising and Marketing Solutions

        Mothership, our digital advertising and marketing business, provides end-to-end creative services focused on the development, creation, production and implementation of marketing solutions for brand advertisers and advertising agency clients. Core to our value proposition is access to our in-house talent and creative teams. These teams include directors, designers, writers, strategists, digital artists and technologists. Many of these individuals are considered to be at the forefront of integrating motion picture and digital techniques to create new visual realities and deliver interactive brand experiences from concept through completion across all forms of visual media.

        We work across multiple media platforms, which we refer to as "cross-platform" advertising, which includes television, online, print, mobile and other forms of interactive media. In doing so, we leverage the technologies and digital assets developed within our digital production business, as well as our experience in filmmaking, to blend live-action, animation, CG imagery and other techniques to create new visual realities compelling interactive marketing campaigns and digital brand immersion for our clients. Our suite of creative services includes:

  •
  Interactive brand marketing campaign planning and strategy;

  •
  Content development and production;

  •
  Creation, delivery and maintenance of both active and ongoing marketing campaigns; and

  •
  Development of and implementation of broad digital marketing initiatives.

        We are typically hired by corporate advertisers, advertising agencies and video game publishers to create digital media assets. The Mothership team has built a reputation for creating transformative, innovative and cutting-edge work for our clients and, as a result, has forged strong relationships with Hollywood studio marketing departments, leading video game publishers and developers, and large automotive, retail and consumer electronics companies.

        Mothership represents a natural value chain progression for us in the advertising industry. We have grown from being an established provider of VFX and animation services for television commercials to a full service production company offering end-to-end advertising solutions to our clients. This progression was driven by the needs of our customers in the rapidly changing advertising industry. Historically, advertising campaigns only included video content in television commercials. The advertising industry is undergoing rapid change as end-users are exposed to multiple forms of advertising content on an ever-growing list of interconnected digital devices, including computers, mobile phones, video game consoles and tablets.

        Mothership's vision is to become a leader in the creation, development and production of best-of-class cross-platform advertising solutions across all visual media. We believe the combination of our creative and technical teams, diverse relationships with a global talent pool of entertainment industry professionals, and brand support from one of the leading digital production companies provide us with significant competitive advantages in the cross-platform advertising space. Ultimately, we believe our digital marketing solutions will enable us to explore new markets for our skills in the creation, production and marketing of digital content.

Digital Domain Stereo Group, Inc.—Creation and Conversion of 3D Content

        In November 2010, we acquired the business of In-Three, Inc., the pioneer of proprietary Dimensionalization® solutions for the conversion of 2D content into high quality 3D stereo imagery, including a software product, known as Intrigue, six patents and two patent applications for 2D to 3D stereo conversion techniques and other proprietary technology. The Dimensionalization® process provides unique 3D depth, shape and perspective to each individual object in a frame on a pixel or even sub-pixel level. We formed Digital Domain Stereo Group, Inc. ("DDSG") to hold these patents and provide 3D technology services to studios and filmmakers. DDSG product offerings enable us to offer 3D digital production and stereo conversion solutions to studios and filmmakers. In addition to dimensionalizing films during actual filming, we can also dimensionalize existing 2D film properties for re-release and exploitation as 3D films, which we believe represents an additional growth opportunity for our business. Our Dimensionalization® solutions were significantly utilized in 3D work on Transformers: Dark of the Moon, The Smurfs, Alice in Wonderland and G-Force.

        By integrating In-Three's technology and team into our digital production capabilities, we plan to use, and offer our clients the use of, an expanded set of creative and development capabilities. We believe that DDSG will continue to be a leader in the development of intellectual property for the conversion of 2D content to 3D stereoscopic experiences.

Digital Production Backlog

        We consider our existing feature film VFX projects to include all projects on which we have either begun recognizing revenue or for which we have commenced preparations by reserving capacity and allocating resources. We have 10 such projects as of March 1, 2012 that are the subject of written agreements providing for us to receive revenue in specified amounts that have been respectively allocated to such projects in the revenue projections set forth in this paragraph for the twelve month period commencing January 1, 2012 and for fiscal year 2013. Based on our historical operational experience, we expect these 10 projects to result in approximately $122.7 million of aggregate future revenue to us. At a comparable point in 2011, this amount was $78.8 million. For the subset of such 10 projects on which we had begun recognizing revenues as of March 1, 2012, we expect to recognize approximately $55.9 million for the twelve month period commencing January 1, 2012 and we expect to recognize approximately $7.4 million during fiscal year 2013; for our corresponding feature film VFX projects existing as of March 1, 2011 for which we had begun recognizing revenues as of such date, these amounts for the corresponding twelve-month period in 2011 and thereafter were approximately $58.5 million and approximately $12.3 million, respectively. For the subset of such 10 projects for which we had commenced preparations by reserving capacity and allocating resources as of March 1, 2012, we expect to recognize approximately $34.4 million for the twelve months commencing January 1, 2012 and we expect to recognize approximately $25.0 million during fiscal year 2013; for our corresponding feature film VFX projects existing as of March 1, 2011 for which we had commenced preparations by reserving capacity and allocating resources, these amounts for the corresponding twelve-month period in 2011 and thereafter were approximately $3.3 million and $4.7 million.

        Our commercials VFX business typically completes a larger number of smaller projects than our feature film VFX business. These commercials projects do not typically book long in advance and as a result our commercials VFX business does not operate with a significant backlog.

Animation

Tradition Studios

        We created Tradition Studios, our animation feature film studio which is currently in the start-up stage, to focus on the development of original full-length, family-oriented CG animated feature films. This studio was formed in 2009 and is currently home to a team of more than 64 experienced storytellers and artists. We expect to continue to develop Tradition Studios over the next several years, and we currently have several full-length animation feature film projects in the creative development stage. The first animated feature film announced by Tradition Studios is The Legend of Tembo. To complete the production of these animated feature films, we intend to utilize our existing digital studio and to hire additional animators on an as-needed basis.

Family-Friendly Philosophy

        Our primary focus is on hiring leading filmmakers who are committed to the creation of stories and adventures that are family-friendly, comedic and entertaining. In our view, adults can be entertained within the framework of a children's animated feature film through the inclusion of classic elements of storytelling, and by employing this strategy, we believe that our brand and our films will enjoy broad market appeal for the widest possible global audience. We believe that we can build a brand on a global basis that will stand for engaging and entertaining content which is appropriate and safe for all ages. Given the size of the family entertainment market, and the demand for CG animated feature films, we believe that the market will support an additional animated feature film studio committed to family-appropriate content.

        Our approach to developing film properties is focused on content consisting of:

  •
  Tasteful humor based on character and situation;

  •
  Memorable characters that audiences can empathize with and feel affection for;

  •
  Gripping plots that propel the story forward;

  •
  Immersive worlds and environments that challenge the imagination; and

  •
  Innovative technology that enhances the look of the film and the moviegoer experience.

Our Animation Production Process

        CG animated feature films are produced in four stages: creative development, pre-production, production and post-production. Creative development is a collaborative process in which the characters, the world and the plot are conceived and developed. An outline is created in "beat" form, typically in three acts, and a film structure is created. From there, a treatment and then a screenplay are written. The pre-production stage involves turning the written words of the script into the audio and visual medium of film—specifically, panels called "story boards" that quickly describe the action and acting of every shot. These storyboards are edited into a "story reel" where they are combined with the actors' vocal performances, sound effects and music to create a complete facsimile of the tone, pace and logic of the entire film. The production stage involves modeling, rigging and layout, where the sets, characters and props are created and the cinematography of the film is defined. The motion sequences, or the acting and action of each shot, are then created through use of the rigging controls over time. The shots are then assigned "shaders" and lighting for defining textures, finish and environmental elements. These digital images are then rendered together to make the film. The post-production stage focuses on the final picture quality (e.g., any final color correction) and the final sound of the film (e.g., sound effects and musical score are added and the final sound is mixed).

Financing and Co-Production Arrangements

        We expect to undertake the initial stages of the film production process ourselves. At some point prior to or during the initial portions of the actual production stage of a film, we plan to enter into a co-production arrangement with another studio for the remaining portions of the production, which we expect will provide for shared responsibility for financing of production costs, co-ownership and co-branding of the films produced, and an allocation of the profits of each film and any related merchandise and other ancillary products. We have not yet entered into any co-production arrangements with respect to any of our animated feature film projects. In addition, we will look to take advantage of opportunities to limit our financial exposure to any individual project by utilizing third party sources of capital to finance a substantial portion of the costs of such productions. Such financing sources may include, among others, motion picture studios, private domestic and foreign capital partners, institutional lenders, production subsidies, incentives and credits and other industry-specific sources of capital. We may also explore establishing an off-balance sheet film fund to self-finance the production of our original content to enable us to retain more control over the exploitation of our entertainment properties.

Education

        We recently founded DDI, a for-profit post-secondary educational institution, in partnership with FSU. In April 2011, we entered into agreements with FSU establishing what we believe is a first-of-its-kind public-private education partnership whereby DDI graduates will receive fully-accredited four-year Bachelor of Fine Arts degrees from FSU. Working closely with FSU's College of Motion Picture Arts and the Florida Department of Education, we have designed a curriculum for DDI that is intended to produce workforce-ready graduates possessing both traditional motion picture arts and state-of-the-art technical animation and VFX skills. We expect to also provide our graduates with the skills to compete in the broader digital economy, which includes commercial applications such as military simulation, medical simulation, architecture, engineering, software development and related technologies. We believe this partnership between DDI and FSU represents a cutting-edge collaboration between an industry-leading technology and entertainment company and one of the nation's top film schools. DDI commenced the first classes for its Digital Arts Essential Skills Program in the first quarter of 2012, and we expect DDI's first three-year degree program to begin in the third quarter of 2012.

        In December 2010, the City of West Palm Beach granted us title to land for DDI's headquarters and primary campus facility. Located on the primary thoroughfare into downtown West Palm Beach, this facility will house DDI, FSU's new degree program in Animation and Digital Arts, a working digital production facility, FSU's Torchlight Program (which focuses on post-production film marketing), and FSU's "applied digital media research center," which would pursue government and industry funded digital media research.

        We recently entered into a lease for temporary space adjacent to the DDI property. We expect that FSU will relocate its Torchlight Program to this temporary space, and we began DDI classes there in the first quarter of 2012. We expect the first class of students to matriculate into FSU's new degree program in this temporary space in the fall of 2012. We expect to start construction on the permanent DDI facility in 2012 with completion in 2014.

        We expect DDI students to receive a world-class education taught in large part by digital production industry professionals, including members of our leadership team, professors from FSU's motion picture arts program and other experts in the entertainment, media and technology industries. After receiving hands-on training that may include actual CG work on motion pictures, commercials or other projects that we have in production, DDI graduates would typically then enter their first job interviews with a resume that includes practical experience on feature films, commercials and/or other projects, in addition to a course of study that was designed from the ground up to create effective and productive employees for entertainment industry employers. Ultimately, it is expected that DDI will provide our other businesses with access to new qualified talent.

        DDI will focus its recruitment efforts on attracting students with the motivation and ability to complete its educational programs. We believe that our brand name, reputation in the entertainment industry and the opportunity to work on feature films are the most important tools for recruitment of students to DDI. In addition, to generate interest among potential students, we intend to employ direct mailings and television, radio and newspaper advertising in the recruitment process. We anticipate that our students will finance their education at DDI in a variety of ways, including federal financial aid programs. In addition, many of our working adult students may finance their own education or receive full or partial tuition reimbursement from their employers.

        Our contracts with FSU ensure that DDI students dual-enrolled in DDI and FSU will graduate with a Bachelor of Fine Arts degree from FSU with a major in Animation and Digital Arts, as well as certifications of technical and professional proficiency from DDI. Our partnership with FSU provides a competitive advantage in that FSU's accreditation allows students enrolled in our program the opportunity to apply for federal financial aid and tuition assistance programs for the FSU portion of our program. FSU's reputation also provides parents, students and prospective employers with confidence that the students will receive a high quality education from a well-respected institution.

        We will actively assist our students and alumni with job placement and other career-related matters. DDI expects to adopt FSU's current placement practices that are similar to FSU's practices, which have a history of transitioning nearly 100% of its film school graduates into the motion picture industry. FSU faculty and staff work with students in their last year of school to create individual career strategies, and then arrange for industry mentors to help students realize their professional goals and gain meaningful employment within six months of graduation. Additionally, DDI's career development personnel will conduct workshops on employment-related topics (including resume preparation, interviewing techniques and job search strategies), maintain job listings, arrange campus interviews by employers and provide other placement assistance. We expect to conduct annual alumni surveys to monitor the career progression of DDI's graduates.

        We believe that the $10 million cash component of our grant from the City of West Palm Beach will fund a significant amount, if not all, of the start-up expenses (other than facility construction costs) for DDI. The City of West Palm Beach has agreed to provide $15 million in low interest financing to finance in part the construction of DDI's primary facility. See "—Government Grant Funding and Tax Incentives" below. While we expect to work with a real estate development partner to secure the additional financing needed to construct this building, we do not currently have in place any such arrangement.

Government Grant Funding and Tax Incentives

        Over the past two years, we have worked closely with state and local government authorities in Florida to execute economic stimulus contracts designed to create jobs and stimulate Florida's economy. As of the date of this filing, we have contracted to receive a total of approximately $135 million in such government stimulus financing, including $19.9 million in tax credits. This financing consists of cash grants, land grants, low-interest financing and tax incentives. All of these incentives have been structured over a three- to five-year period, with portions of these grants funded as we meet target thresholds of business initiation, capital expenditures and/or job creation.

        The first stimulus package, signed in June 2009, provides for $20 million in cash grants from the State of Florida. The second stimulus package was awarded to us by the City of Port St. Lucie, Florida in December 2009 and January 2010, and provides for an additional $10 million in cash grants, 15 acres of land appraised at $10.5 million and $39.9 million in low-interest building and equipment lease financing. We have deployed these incentives to construct our animated features film studio in Port St. Lucie, Florida.

        The third stimulus package, signed in November 2010 with the City of West Palm Beach, Florida Community Redevelopment Agency, provides for grants of $10 million in cash, title to 2.4 acres of land appraised at $9.8 million and $15 million in low-interest financing. These grants are designed to incentivize us to build our educational facility at a site in the City of West Palm Beach. The cash grant will be released as our educational institute achieves various benchmarks including commencement of construction, student enrollment targets and other business progress targets.

International Expansion

        It is a key part of our strategy to expand our business efforts internationally. We believe that the global market for regionally produced film content is growing and that a global network of production studios is the most efficient way to create entertainment content. We also believe that there is a large international market for our entertainment-based educational offerings. In particular, we believe that there are significant opportunities for us to expand into the high growth China film market. In December 2011, we entered into a joint venture with Beijing Galloping Horse Film Co., Ltd. to build a VFX animation and production facility in China. We believe that this joint venture represents the first large-scale initiative of a global VFX industry leader to address China's quickly increasing demand for high-end, American-driven film production, including high quality VFX and animation imagery. We also expect that this venture will serve to expand our industry-leading global footprint of high quality animation achieved at an efficient cost.

        The new Digital Domain—Galloping Horse Studio is expected to provide VFX, animation and production services for feature films, television and related media. We expect that the facility in China will be comparable in scale to our recently completed animation studio in Port St. Lucie, Florida.

        We and Beijing Galloping Horse Film Co. will each own 50% of the Digital Domain—Galloping Horse Studio. We will contribute our technology and expertise in operating a VFX operation and will be responsible for designing the facility and for training personnel. Beijing Galloping Horse Film Co. will provide the land for the studio and will be responsible for the construction and build-out costs for the new facility. Beijing Galloping Horse Film Co. will also lead related fundraising for the venture in the greater China capital markets. This relationship provides us with access to a source of efficient capital in China, and provides Beijing Galloping Horse Film Co. with access to the core U.S. film industry.

        The Digital Domain—Galloping Horse Studio may seek to expand these core services to develop additional media and entertainment services, including proprietary technologies and entertainment properties. This joint venture exemplifies our use of strategic partnerships and third-party capital to implement our growth strategy. As the agreement we entered into with the Beijing Galloping Horse Film Co. relates only to VFX production sources, such agreement does not preclude us from entering into other agreements with other China companies related to opportunities in film finance, film production and education.

Our Work and Accolades

Feature Film Experience

        Since our inception, we have provided visual effects and animation for some of the most recognizable and successful feature films. The films for which we have provided visual effects have generated more than $18.9 billion of worldwide box office revenues through December 31, 2011.

        Over our 19-year history, the creative and technical excellence of Digital Domain Productions, Inc., one of our subsidiaries engaged in VFX work, its employees and the projects on which it has worked have been recognized with numerous awards, including:

  •
  Three Academy Awards®, and five additional nominations, for Best Visual Effects in a feature film from the Academy;

  •
  Four Scientific and Technical Achievement Awards® from the Academy for technological contributions to the motion picture industry;

  •
  Four BAFTA awards for Best Visual Effects in a feature film;

  •
  12 Cannes Lion awards for advertising and advertising campaigns;

  •
  32 CLIO awards for creative excellence in advertising and 24 Association of Independent Commercial Producers, or AICP, awards for television commercials and related visual effects; and

  •
  1 Grammy award for Best Music Video and 1 MTV Video Music Award for Best Visual Effects in a music video.

        Below is a list of the publicly-announced feature films for which we are currently creating visual effects or animation film content, and substantially all of the feature films for which we have created visual effects or animation film content or provided 3D conversion services, and for which we have received or expect to receive formal credit for our work thereon, for visual effects or 3D conversion services, as applicable, in the end titles of the respective films. We were one of the visual effects companies that created (or, with respect to films currently in production, are creating) visual effects or animation film content for each of the following films, except for The Smurfs and Meet the Robinsons, for which we provided only 3D conversion services. We were also one of the companies that provided 3D conversion services for Transformers: Dark of the Moon.

2012/Currently in production
The Avengers	GI Joe 2: Retaliation
Jack the Giant Killer	47 Ronin
2011
The Girl with the Dragon Tattoo	Transformers: Dark of the Moon (Academy Award® Nominee for Best Visual Effects)
Thor	X-Men: First Class
Real Steel (Academy Award® Nominee for Best Visual Effects)	The Smurfs
2010
TRON: Legacy	The A-Team
Percy Jackson & the Olympians: The Lightning Thief
2009
2012	G.I. Joe: The Rise of the Cobra
Transformers: Revenge of the Fallen
2008
The Curious Case of Benjamin Button (Academy Award® for Best Visual Effects)	The Mummy: Tomb of the Dragon Emperor
Speed Racer
2007
Blades of Glory	The Seeker: The Dark is Rising
Meet the Robinsons	Transformers
Pirates of the Caribbean: At World's End	We Own the Night
The Golden Compass	Zodiac
The Hitcher
2006
Flags of Our Fathers	The Nativity Story
Letters from Iwo Jima	The Texas Chainsaw Massacre: The Beginning

My Super Ex-Girlfriend	Zoom
Roving Mars
2005
Æon Flux	Dark Water
Charlie and the Chocolate Factory	Stealth
Cinderella Man
2004
Flight of the Phoenix	The Day After Tomorrow
I, Robot (Academy Award® Nominee for Best Visual Effects)
2003
Daredevil	Secondhand Lions
Looney Tunes: Back in Action	The Italian Job
Peter Pan	The Missing
2002
Adaptation.	We Were Soldiers
Star Trek: Nemesis	xXx
The Time Machine
2001
A Beautiful Mind	Vanilla Sky
The Lord of the Rings: The Fellowship of the Ring
2000
How the GrinchTM Stole Christmas	Rules of Engagement
O Brother, Where Art Thou?	Supernova
Red Planet	X-Men
1999
EdTV	Lake Placid
Fight Club
1998
Armageddon	What Dreams May Come (Academy Award® for Best Visual Effects)
1997
Dante's Peak	The Fifth Element
Kundun	Titanic (Academy Award® for Best Visual Effects)
Red Corner

1996
Chain Reaction	The Island of Dr. Moreau
Sgt. Bilko
1995
Apollo 13 (Academy Award® Nominee for Best Visual Effects)	Strange Days
1994
Color of Night	True Lies (Academy Award® Nominee for Best Visual Effects)
Interview with the Vampire: The Vampire Chronicles

Advertising Experience

        We are also one of the leading creators of digital imagery for the advertising industry and have created television commercials and online advertising for some of the most recognized directors, advertising agencies and corporate advertisers worldwide.

        Below is a list of the brands for which we have provided since 2004 visual effects and animation services on at least four discrete projects and/or individual projects on which we earned at least $0.5 million in revenues:

Acura	General Motors
Adidas	Gillette
American Express	Honda
Anheuser-Busch	Hyundai
AT&T	Infiniti
Audi	Lexus
Bacardi	Mazda
Burger King	Mercedes
Capital One	Microsoft
Chrysler	Nike
Coca-Cola	Saab
Comcast	Samsung
Coors	Shell
Disney	Sony
Electronic Arts	Sprint
Ford	Toyota
Gatorade	Volkswagen

        Below is a list of the advertising agencies with whom we have worked on an average of at least one project annually from 2007 to 2011:

Anderson DDBSF	McCann Erickson
Arnell Group	Ogilvy & Mather Worldwide
BBDO	Publicis Worldwide
Campbell-Ewald	Rubin Postaer and Associates
Crispin Porter + Bogusky	Saatchi & Saatchi
Goodby, Silverstein & Partners	TBWA\Chiat\Day
GSD&M	W.B. Doner Advertising
J. Walter Thompson	Wieden + Kennedy
Leo Burnett Worldwide, Inc.	Young & Rubicam Brands

Competition

VFX and CG Animation Industry

        VFX and CG animation is a rapidly evolving and competitive sector within the entertainment industry, with multiple VFX and animation studios often bidding for the same project. Our competition in these markets is highly fragmented, with numerous companies of varying sizes providing a range of services to different market segments. Considering the high degree of competition in these sectors, we anticipate that reputation, size and financial strength, among other things, will be increasingly important for our current and continued success.

        We believe that the primary competitive factors in producing VFX for the feature film and advertising markets include some or all of the following:

  •
  brand recognition and reputation;

  •
  financial strength and resources;

  •
  quality and consistency of services;

  •
  strength of relationships with key participants in the motion picture and advertising industries;

  •
  cost management and price; and

  •
  development of and access to new technologies.

        We believe that we compete favorably with respect to each of these factors.

CG / VFX—Feature Films

        Our competitors in the production of CG animation and VFX for feature films and commercials include large firms with a long history of producing digital visual effects, such as Industrial Light and Magic, a division of Lucasfilm Ltd., Sony Pictures Imageworks Inc., a division of Sony Corp, Weta Digital Ltd., Rhythm & Hues Inc. and Framestore CFC, as well as many smaller firms that specialize in VFX. We believe that our product quality, long-standing industry relationships and comprehensive digital production solution allows us to be involved early in the production cycle for feature films and commercials and gives us a competitive advantage over VFX firms that cannot offer a comprehensive solution to their clients.

3D Conversion

        Our 3D conversion services compete mainly with specialty firms that are generally hired on a project-to-project basis, such as Legend3D and Prime Focus. Although the market for 3D conversion services is relatively new, it is rapidly growing and in recent years, large motion picture exhibitors and studios have been developing internal 3D technologies and capabilities, which we expect to intensify competition in the future. We believe that our proprietary and patent-protected 3D conversion process, Dimensionalization®, provides us with a competitive advantage in the 3D services market.

Digital Advertising and Marketing

        The digital advertising and marketing industry in which our Mothership business participates is in a state of rapid change and is highly competitive. We believe today's media and marketing landscape is at a key inflection point where the digital distribution medium not only plays a critical part in overall strategy, but is also part of the very DNA of these innovative marketing campaigns. Central to this new breed of agency's philosophy is creating integrated, cross-platform strategy, planning, creative, production, delivery and measurement. In particular, we believe the entertainment industry is increasingly in need of marketers who can maintain and leverage a close partnership with the content creators, ensuring an integrated digital experience across all of today's visual media platforms.

        Principal participants in the digital advertising and marketing industry include traditional full-service advertising agencies owned by the four major agency holding companies (Omnicom, WPP, Publicis and Interpublic) looking to implement digital marketing strategies; pure-play, interactive-focused advertising agencies such as R/GA (subsidiary of Interpublic) and The Barbarian Group (subsidiary of Samsung); full-service digital advertising agencies such as Razorfish (subsidiary of Publicis); and advertising-focused visual effects studios such as The Mill, Framestore CFC, Motion Theory and Psyop. An important factor in this competitive landscape is the fact that we have worked, and intend to continue to work, with these groups as co-partners in the creative and/or production phases of a client's campaign.

        We believe that we compare favorably with these companies with respect to our entertainment industry relationships, our strength and history in visual effects content creation, and the people, processes and technology that define our Mothership business.

Education Business

        While we are not aware of any other education providers that offer the same direct industry experience coupled with a dual degree/certification from an accredited public university, there are numerous other public and private universities and colleges which offer similar degrees as those we intend to offer. These include, for example, Ringling College of Art and Design, Savannah College of Art and Design (SCAD) and Full Sail University. Many of these institutions have substantially greater experience and reputation in the educational industry than do we, and substantially greater resources.

Intellectual Property

        Digital Domain® is a registered trademark in the United States.

        In order to protect our proprietary technology, we own seven patents registered with the United States Patent and Trademark Office ("USPTO"), have several patent applications pending before the USPTO, and have plans to file additional applications in the future. We acquired six of the registered patents in connection with our acquisition of the business of In-Three, Inc. in 2010, and the patents are now held by our subsidiary DDSG. Each such patent relates to 2D to 3D stereo conversion techniques and will expire in 2018. We also rely on a combination of copyright and trade secret laws in the United States and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to our proprietary technology.

        Despite our efforts, the steps we have taken to protect our proprietary rights may not be adequate to preclude misappropriation of our proprietary information or infringement of our intellectual property rights, and our ability to police such misappropriation or infringement is uncertain, particularly in countries outside of the United States.

Employees

        As of March 1, 2012, we employed approximately 933 full and part-time employees. Of our total employees, approximately 374 are located in our two southern California locations (our main campus in Venice and a second, smaller campus in Playa Vista), 272 are located in our Port St. Lucie, Florida office, 23 are located in our San Francisco location, and 264 are located in our Vancouver, British Columbia office. We also hire additional employees and contractors on a project-by-project basis. We believe that our employee and labor relations are good. Most of our executive staff is currently covered by employment contracts, which generally include non-disclosure agreements.

Our History

        Digital Domain was founded in 1993 by James Cameron, Stan Winston and Scott Ross to create a new digital VFX studio that would allow filmmakers and their creative teams to more fully participate in the creative process. Digital Domain rapidly established a reputation as a leader in the industry based on the quality and ingenuity of its work, which is reflected in our accolades. In 2006, a private investor group led by our Chairman and Chief Executive Officer John Textor purchased Digital Domain.

        Digital Domain Media Group, Inc. was formed in 2009 under the name Wyndcrest DD Florida, Inc., and we changed our name to Digital Domain Media Group, Inc. In October 2009, Digital Domain Media Group, Inc. acquired a majority ownership stake in the issued and outstanding shares of Digital Domain, and currently owns shares totaling in the aggregate approximately 86.9% of the total issued and outstanding capital stock of Digital Domain.

Government Regulation

        Our education business will be subject to extensive governmental regulation on both the federal and state levels, including under the federal Higher Education Act. The Higher Education Act and its related regulations govern all higher education institutions participating in Title IV programs, and we expect that funds from Title IV programs will constitute a material portion of the revenues that DDI will receive.

        To be eligible to participate in Title IV programs, DDI must be accredited by an accrediting body recognized by the U.S. Department of Education and must comply with the Higher Education Act and all applicable regulations thereunder. As a school participating in Title IV programs, DDI will face significant restrictions on its business and operations, including limitations of incentive payments to persons involved in student recruitment, potential caps on the percentage of its revenues that are derived from Title IV programs, and certain restrictions on its use of Title IV program funds. Additionally, DDI will only be eligible to participate in Title IV programs if, as determined by the U.S. Department of Education, DDI satisfies specified measures of fiscal responsibility and administrative capability and can demonstrate that its programs lead to "gainful employment in a recognized occupation." To remain eligible to participate in Title IV programs, DDI will, among other things, be subject to periodic compliance reviews by the U.S. Department of Education and will be required to maintain student loan cohort default rates, calculated as the percentage of a school's borrowers who enter repayment on Title IV loans during a particular year and default or meet other specified conditions prior to the end of the following year, below certain specified levels.

        Apart from our education business, we are not currently subject to direct federal, state or local regulations, other than regulations applicable to businesses generally or incident to the government grants that we receive. See "—Government Grant Funding" above.

Customer Concentration

        Historically, we have derived a significant portion of our revenues from a limited number of customers to whom we have provided digital production services on large feature film projects. These customers generally have been major U.S. motion picture studios and such large projects usually extend from six to 18 months. During the year ended December 31, 2011 and 2010, contracts with two and one major motion picture studios, respectively, for work in connection with feature films accounted in the aggregate for approximately 53% and 57%, respectively, of our revenues from this segment for those periods. The revenues derived from these major studios accounted for a material portion of our revenues during these periods primarily as the result of our being engaged by such studio on a single, large-scale, multi-year project, which project has ended. Significant customers over the last few years have included Walt Disney Pictures, Columbia Pictures, Paramount Pictures, 20th Century Fox, Universal Pictures, New Regency Productions and Warner Bros. Pictures.

Information about Segment Revenue

        Information about segment revenue is set forth in Note 21 of the Notes to our Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Additional Information

        Our corporate website is located at www.ddmg.co. We makes available free of charge, through the Investor Relations section of our corporate website, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements on Schedule 14A and amendments to those reports or statements filed or furnished pursuant to Sections 13(a), 14(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC. We also make available on our corporate website copies of the charters for our Audit, Nominating and Compensation Committees, as well as our Corporate Governance Guidelines, Code of Business Conduct and Ethics, and our Amended and Restated Bylaws. Except for the documents specifically incorporated by reference into this Annual Report on Form 10-K, information contained on our website or that can be accessed through our website is not incorporated by reference into this Annual Report on Form 10-K.. Further, a copy of this Annual Report on Form 10-K is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D. C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.    Risk Factors

        Our operations and financial results are subject to various risks and uncertainties, including the following risks and the risks described elsewhere in this Annual Report on Form 10-K, which could adversely affect our business, financial condition, operating results and cash flows and the trading price of our Common Stock.

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

        Our performance to date has been and will continue to be largely dependent on the talents, efforts and performance of our senior management and key technical personnel, particularly John C. Textor, Jonathan F. Teaford and Ed J. Ulbrich, who generally have significant experience with our company and substantial relationships and reputations within the entertainment industry. Certain of our executive officers and top production executives have entered into employment and noncompetition agreements. We do not currently have an employment agreement with Mr. Ulbrich, or with most of our key creative, technical and engineering personnel.

        However, while it is customary in the entertainment industry to use employment agreements as a method of retaining the services of key executive personnel, these agreements do not guarantee us the continued services of such employees. In addition, we do not currently have employment agreements with most of our key creative, technical and engineering personnel. The loss of our executive officers or our other key personnel, particularly with little or no notice, could cause delays on projects and could have an adverse impact on our client and industry relationships, our business, operating results or financial condition.

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

        Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. As a result of these fluctuations, financial planning basis may not necessarily be meaningful. Accordingly, you should not rely on our annual and quarterly results of operations as any indication of future performance. Each of the risk factors described in this "—Risks Related to Our Business" section, and the following factors, may affect our operating results:

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

        We have a history of losses. We incurred a net loss before non-controlling interests for the year ended December 31, 2011 of $140.7 million. A substantial portion of the expenses in this period was due to non-cash charges for such items as depreciation and amortization, charges related to fair values of warrants and other debt-related liabilities and stock-based compensation expense.

        Absent these non-cash charges, we incurred a net loss of $33.5 million for the year ended December 31, 2011. If we cannot become profitable, our financial condition will deteriorate, and we may be unable to achieve our business objectives.

We intend to co-produce or invest in feature film projects, which involve substantial financial risk.

        As part of our growth strategy, we may co-produce or invest in feature film projects that require a substantial capital investment. We cannot predict the financial success of any such project because the revenue derived from the distribution of a motion picture depends primarily upon our acceptance by the public, which cannot be accurately predicted. The financial success of a motion picture also depends upon the public's acceptance of competing films, the availability of alternative forms of entertainment and leisure time activities, piracy and unauthorized copying and distribution of feature films, general economic conditions, and other tangible and intangible factors, none of which can be predicted with certainty.

        We expect to co-produce or invest in a limited number of such projects per year as part of our growth strategy. However, we have not yet co-produced a feature film and may never do so. In addition, the commercial failure of just one co-production project could have a material adverse effect on our results of operations, both in the year of release and in future years.

One of our operating subsidiaries is party to a joint marketing and production VFX services agreement that requires it to make substantial minimum guaranteed payments; if our operating subsidiary is not able to utilize effectively the studio facilities created pursuant to the terms of this agreement, our subsidiary may not be able to satisfy its payment obligations under this agreement, which could have a material adverse effect on our business, consolidated operating results and/or consolidated financial condition.

        One of our operating subsidiaries is party to a joint marketing and production VFX services agreement with a company headquartered in Mumbai, India. In consideration for this company creating and staffing studio facilities in Mumbai and London, England, through which our subsidiary is to provide VFX services to its clients worldwide, our subsidiary is obligated under the terms of this agreement to guarantee to the Mumbai company specified minimum monthly levels of production revenue generated at these facilities from our subsidiary's VFX projects, in the following estimated annual amounts (based on the U.S. dollar/British pound exchange rate as of December 31, 2011, as applied to those payments under the agreement denominated in British pounds): $17.5 million for the first year of the three-year minimum term of the agreement, $26.6 million for the second year of such term, and $26.2 million for the third year of such term. These payments are required to be made irrespective of whether and to what extent the staff employed at these facilities are working on our subsidiary's VFX projects. In the event that our subsidiary is not able to keep the staff at these facilities fully occupied with its VFX projects, our subsidiary may not be able to satisfy its payment obligations under this agreement, which could have a material adverse effect on our business, consolidated operating results and/or consolidated financial condition.

We may not be able to implement our strategies of entering into the film production business effectively or at all.

        Our growth strategy depends on our ability to successfully develop VFX-driven and animated feature films by leveraging the talents of our key artistic personnel, their experience with VFX and animation production and our proprietary technology. As a company, however, we have not invested capital in the production or distribution of feature films. Entry into the film production business presents significant challenges and subjects our business to significant risks, including those risks set forth below. The inability to successfully manage these challenges could adversely affect our potential success in the film production business with respect to VFX-driven films, animated films, or both. Such failures would significantly limit our ability to grow our business and could also divert significant resources from our digital production and other businesses.

        Our successful entry into the film production business faces various risks and challenges, including:

  •
  the success of our film production business will be primarily dependent on audience acceptance of our films, which is extremely difficult to predict;

  •
  only a relatively few "hit" films account for a significant portion of total revenue in the film industry and any failure by us to produce "hit" films could cause revenue generated from our proposed film production business to fall below expectations;

  •
  the production and marketing of VFX-driven and animated films is capital-intensive and our capacity to generate cash from our films may be insufficient to meet our anticipated capital requirements;

  •
  delays and increased expenditures due to creative problems, technical difficulties, talent availability, accidents, natural disasters or other events beyond the control of the production companies and distributors;

  •
  the entrance of additional film studios into the VFX-driven and animated film market, which may result in increased competition for visual effects-driven and animated film audiences and for talented computer graphics animators and technical staff;

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

  •
  we have no experience producing or releasing feature films and the strain on our personnel from the effort required to produce such feature films and the time required for creative development of future feature films may hinder our ability to consistently release VFX-driven and animated feature films; and

  •
  the profitable distribution of a motion picture depends in large part on the availability of one or more capable distributors who are able to arrange for appropriate advertising and promotion, proper release dates and bookings in first-run and other theaters and any decision by those distributors not to distribute or promote one of the motion pictures which we may produce or to promote competitors' motion pictures to a greater extent than they promote ours, or our inability to enter into profitable distribution arrangements with such distributors, could have an adverse effect on our proposed film production business.

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

        A substantial part of our business relies on the popularity of 3D motion pictures, both animated and otherwise. If other forms of motion pictures, or other entertainment with which 3D motion pictures compete for consumers' leisure time and disposable income, such as conventional motion pictures, television, concerts, amusement parks and sporting events, become more popular than 3D motion pictures, our business and operating results could be harmed.

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

  •
  diversion of our management's attention during the acquisition process and any transition periods;

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

        Our future success is significantly dependent on our ability to provide visual effects services that consistently meet our client's product development schedules. We rely on our software applications, hardware and other information technology and communications systems for the development and provision of our visual effects services and will depend on such technologies for production of our animated feature films. Our systems are vulnerable to damage or interruption from earthquakes, hurricanes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses or other attempts to harm our systems, and similar events. Our facilities are located in areas with a high risk of major earthquakes and hurricanes and are also subject to break-ins, sabotage and intentional acts of vandalism. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster or other unanticipated problems at our Venice or Playa Vista, California facilities, our Vancouver, British Columbia facilities, or our Port St. Lucie, Florida facilities could result in lengthy interruptions in our projects and our ability to deliver services. An error or defect in the software, a failure in the hardware, and a failure of our backup facilities could delay our delivery of products and services and could result in significantly increased production costs, hinder our ability to retain and attract clients and damage our brand if clients believe we are unreliable. Given our reliance on our industry relationships, it could also result in a decrease in our revenues and otherwise adversely affect our business and operating results.

We cannot predict the effect that rapid technological change may have on our business or industry.

        The entertainment industry in general, and the VFX and animation segments thereof in particular, are rapidly evolving, primarily due to technological developments. The rapid growth of technology and shifting consumer tastes prevent us from being able to accurately predict the overall effect that technological growth may have on our potential revenue and profitability. Furthermore, because we are required to provide advanced digital imagery products to continue to win business we must ensure that our production environment integrates the latest tools and techniques developed in the industry. This requires us to either develop these capabilities by upgrading our own proprietary software, which can result in substantial research and development costs and substantial capital expenditures for new equipment, or to purchase third-party licenses, which can result in significant expenditures. In the event we seek to obtain third-party licenses, we cannot guarantee that they will be available or, once obtained, will continue to be available on commercially reasonable terms, or at all. If we are unable to develop and effectively market new technologies that adequately or competitively address the needs of these changing industries, it could have an adverse effect on our business and growth prospects.

Our revenue may be adversely affected if we fail to protect our proprietary technology or fail to enhance or develop new technology.

        We depend on our proprietary technology to develop and produce certain of our products and provide certain of our services. With respect to our proprietary technology, we own seven patents registered with the United States Patent and Trademark Office ("USPTO"), have several patent applications pending before the USPTO, and plan to file additional applications in the future. We also rely on a combination of copyright and trade secret protection and non-disclosure agreements to establish and protect our proprietary rights. The efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete.

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

        Companies in the visual effects and animation segment of the entertainment industry are subject to the possibility of claims that their products, services or techniques misappropriate or infringe the intellectual property rights of third parties. Infringement or misappropriation claims (or claims for indemnification resulting from such claims) against us may be asserted or prosecuted, regardless of their merit, and any such assertions or prosecutions may adversely affect our business and/or our operating results. Irrespective of the validity or the successful assertion of such claims, we would incur significant costs and diversion of resources relating to the defense of such claims, which could have an adverse effect on our business and/or our operating results. If any claims or actions are asserted against us, we may seek to obtain a license of a third party's intellectual property rights; however, under such circumstances such a license may not be available on reasonable terms or at all.

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

        Historically, we have derived a significant portion of our revenues from a limited number of customers to whom we have provided digital production services on large feature film projects. These customers generally have been major U.S. motion picture studios and such large projects usually extend from six to 18 months. During the years ended December 31, 2010 and 2011, contracts with two major studios for work in connection with feature films accounted in the aggregate for approximately 72% and 54%, respectively, of our revenues from this segment for those periods. The revenues derived from one of these major studios accounted for a material portion of our revenues during these periods primarily as the result of our being engaged by such studio on a single, large-scale, multi-year project, which project has ended. Significant customers over the last few years have included Walt Disney Pictures, Columbia Pictures, Paramount Pictures, 20th Century Fox, Universal Pictures, New Regency Productions and Warner Bros. Pictures. We expect that in the future we will continue to enter into contracts with customers who have historically represented a significant concentration of our revenues from this segment. If such contracts were terminated, our revenues from this segment and net income could significantly decline. Our future success depends on our ability to maintain and further existing relationships with significant customers, as well as develop relationships potential new customers.

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

        Production incentives and subsidies for feature film production are widely used throughout the entertainment industry and are important in helping film studios and production companies to offset production costs. Many countries and states have programs designed to attract feature film production. Incentives and subsidies are used to reduce feature film production costs and such incentives and subsidies take different forms, including direct government rebates, sale and leaseback transactions or transferable tax credits As a result, film studios and production companies may send their visual effects and animation work to companies in foreign countries and states where we do not have operations in order to take advantage of the incentives and subsidies offered in such places. In addition, we may enjoy film production incentives and subsidies offered by foreign countries (e.g., Canada) or states where we do have operations which may not be available in the future. Any diminution in our ability to secure work on VFX and animation projects due to such incentives and subsidies could have a material adverse effect on our business, operating results or financial condition.

If we do not continue to receive governmental grant funding, primarily from the State of Florida and the Cities of West Palm Beach and Port St. Lucie, Florida, or otherwise fail to meet the target thresholds for continued grant funding, it may adversely affect our operations.

        Grants from third parties, primarily the State of Florida and the Cities of West Palm Beach and Port St. Lucie, Florida, have been and will continue to be an important source of funding for the construction and establishment of our digital studio in Florida. These grants are generally structured to be funded over a three to five-year period and require that we meet specified target thresholds with respect to business initiation, capital investment and job creation in order to receive the scheduled disbursements. In particular, in order to receive our complete grant funding, without penalty, from the State of Florida and the City of Port St. Lucie, we will be required, by

        December 31, 2014, to have, among other things, (i) created since our inception at least 500 new jobs in the State of Florida, each with an average annual wage of at least $64,233, and (ii) invested, with development partners, at least $50,000,000 in the State of Florida. As of March 1, 2012, we had 272 employees in the State of Florida, at an average annual salary in excess of the required $65,000, and, as of February 22, 2011, we had satisfied the condition to invest, with our development partners, at least $50,000,000 in the State of Florida. The $8 million remaining under the cash component of our grant from the City of West Palm Beach is disbursable in four scheduled installments ranging in amount from $1 million to $3 million, each of which is subject to the satisfaction of specified conditions precedent, including, among others: (i) by February 28, 2012, the arrangement of the phase 1 construction financing for the campus of our subsidiary, Digital Domain Institute, Inc., the securing of a temporary campus facility for DDI, and the commencement of the accreditation process for DDI; (ii) by September 30, 2012, the commencement by FSU and DDI of classes at this temporary facility with a combined total of 50 students and full-time employees; (iii) by December 31, 2012, commencement of phase 1 construction of DDI's campus, and the enrollment of a combined total of 100 FSU and DDI students at DDI's temporary facility; and (iv) by December 31, 2014, the issuance of the certificate of occupancy for the phase 1 construction project and the enrollment of a combined total of 250 FSU and DDI students at DDI's campus; in addition, if there are fewer than a combined total of 200 FSU and DDI students enrolled at DDI's campus on December 31, 2015, we will be required to repay $2 million of the cash grant received from the City of West Palm Beach, and, if there are less than a combined total of 1,000 FSU and DDI students enrolled at this campus after December 31, 2016, we will be required to repay an additional $2 million of the funds received under this cash grant. As of the date of this Annual Report on Form 10-K, with respect to the conditions described in clause (i) of the preceding sentence, we have secured a temporary campus facility for DDI and commenced the accreditation process for DDI, and are in discussions with the city of West Palm Beach to extend the date by which the phase 1 construction financing for the DDI campus must be arranged; we expect to satisfy the other conditions described in clauses (ii), (iii) and (iv) of such sentence in a timely manner. If the applicable agencies or authorities controlling the disbursements of such grants determine that we have not met such thresholds or are otherwise no longer qualified to received continued grant funding, the loss of this funding or any subsequent obligation to repay any such funding could adversely impact the growth of our business, which may, in turn, adversely affect our operating results or financial condition.

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

        As a provider of higher education, DDI will be subject to extensive regulation on both the federal and state levels. In particular, the Higher Education Act of 1965, as amended (the "Higher Education Act"), and related regulations subject higher education institutions that participate in the various federal student financial aid programs under Title IV of the Higher Education Act ("Title IV programs") to significant regulatory scrutiny.

        The Higher Education Act mandates specific regulatory responsibilities for each of the following components of the higher education regulatory triad: (1) the federal government through the U.S. Department of Education (the "Department of Education"); (2) the accrediting agencies recognized by the U.S. Secretary of Education (the "Secretary of Education") and (3) state education regulatory bodies.

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

        Institutional accreditation by an accrediting agency recognized by the Secretary of Education is required in order for an institution to become and remain eligible to participate in Title IV programs. Increased scrutiny of accreditors by the Secretary of Education in connection with the Department of Education's recognition process may result in increased scrutiny of institutions by accreditors. Our failure to obtain accreditation or the loss of accreditation would, among other things, render DDI ineligible to participate in Title IV programs and would have a material adverse effect on our education business.

The success of our education business depends on our ability to develop new programs in a cost-effective manner on a timely basis, develop awareness among potential students and enroll and retain students.

        The success of our education business depends in part on our ability to create the content of our academic programs and develop these new programs in a cost-effective manner that meets the needs of prospective students in a timely manner. Building awareness of DDI and the programs we plan to offer is critical to our ability to attract prospective students. If we are unable to successfully market and advertise DDI's educational programs, our ability to attract and enroll prospective students in such programs could be adversely affected. It is also critical to DDI's success that we attract and enroll our students in a cost-effective manner and that enrolled students remain active in our programs.

We have identified significant deficiencies and material weaknesses in our internal controls over financial reporting. If the significant deficiencies or material weaknesses persist or if we fail to establish and maintain effective internal controls over financial reporting in the future, our ability to both timely and accurately report our financial results could be adversely affected.

        In connection with the preparation of our financial statements for the year ended December 31, 2010, we identified several significant deficiencies and material weaknesses in our internal controls over financial reporting. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect financial statement misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. We identified the following control deficiencies as significant deficiencies as of December 31, 2010, which remain as significant deficiencies as of December 31, 2011:

  •
  our company had not maintained sufficient records of the actions and meeting minutes of its board and did not have a systemic process to manage its contracts and agreements; and

  •
  our company had not maintained sufficient controls over the financial reporting for its Canadian subsidiary.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The following significant deficiencies were identified as material weaknesses as of December 31, 2010, which remain as material weaknesses as of December 31, 2011:

  •
  our company lacked control over the revenue recognition reporting for its Canadian subsidiary; and

  •
  our company had not implemented an adequate process to consolidate its intercompany accounts and as a result could not conduct a monthly close on a timely basis.

        While we have taken a number of remedial actions to address these significant deficiencies and material weaknesses, we cannot predict the outcome of our remediation efforts at this time. Each of the significant deficiencies and material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the significant deficiencies or material weaknesses described above or avoid potential future significant deficiencies or material weaknesses.

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

        The trading price of our Common Stock has been and is likely to continue to be volatile. In addition to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K, factors that may cause the price of our Common Stock to fluctuate include, but are not limited to:

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

        The trading market for our Common Stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. Furthermore, such analysts publish their own projections regarding our actual results. These projections may vary widely from one another and may not accurately predict the results we actually achieve. Our stock price may decline if we fail to meet securities and industry analysts' projections.

Concentration of ownership among our officers, directors, large shareholders and their affiliates may prevent other shareholders from influencing corporate decisions.

        Our officers, directors, greater than 5% shareholders and their affiliates beneficially own or control, directly or indirectly, a majority of the outstanding shares of our Common Stock. As a result, if some of these persons or entities act together, they will have significant influence over the outcome of matters submitted to our shareholders for approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or our assets. This concentration of ownership could limit the ability of other shareholders to influence corporate matters and may have the effect of delaying an acquisition or cause the market price of our Common Stock to decline.

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

        In addition, as a Florida corporation, we are subject to the Florida Business Corporation Act, which provides that a person who acquires shares in an "issuing public corporation," as defined in the statute, in excess of certain specified thresholds generally will not have any voting rights with respect to such shares unless such voting rights are approved by the holders of a majority of the votes of each class of securities entitled to vote separately, excluding shares held or controlled by the acquiring person. The Florida Business Corporation Act also contains a statute which provides that an affiliated transaction with an interested shareholder generally must be approved by (i) the affirmative vote of the holders of two-thirds of our voting shares, other than the shares beneficially owned by the interested shareholder, or (ii) a majority of the disinterested directors.

Future sales of shares of our Common Stock by existing stockholders could depress the market price of our Common Stock.

        Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales could occur, could adversely affect the market price of our common stock. As of March 29, 2011, we had 41,054,124 shares of our Common Stock outstanding, all of which are or will be eligible for sale in the public market at various times upon the expiration of lock-up agreements entered into with the underwriters of our initial public offering and subject to vesting requirements and the requirements of Rule 144 of the Securities Act. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to expiration of the lock-up period. Sales of a substantial number of such shares upon such expiration, or the perception that such sales may occur, or early release, of the lock-up agreements could cause our share price to fall. In addition, we intend to file a Registration Statement on Form S-8 under the Securities Act to register 11,660,895 shares of our Common Stock reserved for issuance under our Amended and Restated 2010 Stock Plan (the "2010 Stock Plan"). These shares may be sold in the public market upon issuance and once vested, subject to the 180-day lock-up period and other restrictions provided under the terms of the plan or award agreement. In addition, there are 6,715,761 shares of our Common Stock underlying certain convertible, exercisable and exchangeable securities issued outside of our 2010 Stock Plan that are immediately convertible, exercisable, or exchangeable, as applicable, which may be sold in the public market upon the conversion, exercise or exchange of such securities. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our Common Stock could decline.

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

Item 1B.    Unresolved Staff Comments

        Not applicable.

Item 2.    Description of Property

        On January 3, 2012, we moved to our new 115,000 square foot Tradition Studios corporate headquarters facility located at 10250 SW Village Parkway in Port St. Lucie, Florida. The new facility houses both our animation film and 3D stereo group. We own a 4-acre vacant land site adjacent to our new headquarters facility and continue to sublease an additional 64,000 square feet at 8881 South US Highway One and 14,000 square feet at Tradition Station; all in Port St Lucie, Florida.

        We hold title to a 2.4 acre site intended for construction of DDI's campus in downtown West Palm Beach, Florida. In addition, we occupy approximately 10,000 square feet of temporary school space in West Palm Beach, Florida, pursuant to a lease which expires on April 30, 2013.

        In California, we occupy four locations. Two locations in Southern California house our digital production business. Our main digital production campus is located in Venice, California, where we currently occupy approximately 67,000 square feet subject to a lease agreement which expires on December 31, 2013. Our second Southern California production facility is located in Playa Vista, California, where we occupy approximately 51,000 square feet pursuant to a lease that expires on September 30, 2016. In Northern California, we lease approximately 10,000 square feet in The Presidio in San Francisco, California, pursuant to a lease that expires on March 4, 2013, and approximately 14,000 square feet in Larkspur, California, pursuant to a lease which expires on November 30, 2014.

        Part of our digital production business is located in Vancouver, British Columbia, where we occupy facilities totaling approximately 30,000 square feet pursuant to two subleases which expire on December 30, 2015.

Item 3.    Legal Proceedings

        Wyndcrest DD Florida, Inc., et al adv. Carl Stork    On March 29, 2010, we (under our former name "Wyndcrest DD Florida, Inc.") sued former Digital Domain Chief Executive Officer and director Carl Stork in Brevard County Florida Circuit Court to enforce a February 2010 stock purchase agreement pursuant to which we purchased Mr. Stork's Digital Domain shares. The case was voluntarily dismissed on December 16, 2010. On September 8, 2010, Mr. Stork filed suit against us in Los Angeles County Superior Court seeking rescission of the agreement and compensatory and punitive damages. The case was removed to the United States District Court for the Central District of California. Mr. Stork has been paid the purchase price in full under the agreement. We are vigorously defending against the claims. The case is in discovery, and as such we cannot reliably predict the outcome. Trial has been set for June 2012.

        JK-DD, LLC and Jeffrey Kukes v. John C. Textor, et al.    On August 12, 2010 the plaintiffs, who are stockholders of Digital Domain, filed suit against the defendants in Palm Beach County, Florida, Circuit Court seeking rescission of a 2007 settlement agreement that resolved a prior partnership dispute between Mr. Kukes and Mr. Textor pursuant to which the plaintiffs obtained their shares of Digital Domain common stock. The plaintiffs also seek damages for alleged dilution of the value of such shares. The defendants believe the complaint filed by the plaintiffs is an attempt to reverse a valid, binding settlement agreement and are aggressively defending against the claims. On September 27, 2010, the defendants filed a motion to dismiss the plaintiffs' claims. The plaintiffs subsequently dismissed two of the three counts in their original complaint, mailed defendants a draft amended complaint naming Digital Domain Media Group, Inc. as a defendant, and filed a separate new action against Mr. Textor and his wife, individually. The plaintiffs' draft amended complaint against us has not been filed. Both cases are in discovery, and as such we cannot reliably predict the outcome. No trial date has been set in either case.

        4580 Thousand Oaks Boulevard Corporation v. In Three, Inc., et al.    On April 21, 2011, the plaintiff, the former commercial landlord of In-Three, Inc., filed suit in California Superior Court (Ventura County) seeking approximately $4.6 million in unpaid rent and operating expenses allegedly owed pursuant to a lease agreement between the plaintiff and In-Three. The subject lease pre-dated our acquisition of certain assets of In-Three and was specifically not assumed by us in that transaction. Notwithstanding, the plaintiff originally named us and our subsidiaries Digital Domain Productions and DDSG (formerly "DD3D, Inc."), as defendants but voluntarily dismissed its claims against all Digital Domain defendants on June 24, 2011. Subsequently, on October 5, 2011, the plaintiff's counsel sent a letter to us requesting that we voluntarily stipulate to a court order permitting the filing of an amended complaint which would have added us back into the lawsuit as a defendant. We have refused to stipulate to the filing of an amended complaint on the grounds that such an amendment would be futile as, in our judgment, no lawful basis exists for advancing any claims against us. The plaintiff responded by conducting additional discovery pertinent to the asset purchase transaction to determine whether sufficient evidence exists to support the proposed amended complaint. In-Three has responded to such discovery, and the plaintiff, thus far, has chosen not to seek leave of court to file the proposed amended complaint. In consequence, we are not defendants in this litigation. The case is set for trial on April 2, 2012, but only as to In-Three. In light of the April 2nd trial date, it appears highly unlikely that plaintiff will reconsider. Moreover, given the impending trial date, the trial court would be unlikely to grant such a motion in any event. In-Three has acknowledged its contractual indemnity obligation to us pursuant to the asset purchase transaction and, accordingly, will represent us in defense of this action if necessary.

        Digital Domain Stereo Group, Inc. v. Prime Focus North America, Inc. and Prime Focus VFX USA, Inc.     DDSG, our subsidiary that currently holds the assets we purchased from In-Three, filed a complaint in the United States District Court for the Central District of California against Prime Focus in November 2011 for damages associated with Prime Focus' infringement upon DDSG's stereo 3D conversion patents. Prime Focus answered on February 17, 2012 denying DDSG's claims, asserting various affirmative defenses and seeking a declaratory judgment of no infringement and patent invalidity, the standard defenses asserted by defendants in patent infringement cases. The case is in its initial stages and as such we cannot reliably predict the outcome. No trial date has been set for this case.

        Other—We are involved from time to time in routine litigation arising in the ordinary course of conducting our business. In the opinion of management, no pending routine litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrants Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our Common Stock trades on the New York Stock Exchange (the "NYSE") under the symbol "DDMG." Our initial public offering was priced at $8.50 per share on November 18, 2011. On March 30, 2012, the number of record holders of our Common Stock were approximately 1,000.

        The table below sets forth the high and low sales prices on the NYSE for the periods indicated. On March 29, 2012, the closing sales price per share of our Common Stock was $5.60 per share.

	High	Low
2010 Quarter ended:
March 31, 2010	*	*
June 30, 2010	*	*
September 30, 2010	*	*
December 31, 2010	*	*
2011 Quarter ended:
March 31, 2011	*	*
June 30, 2011	*	*
September 30, 2011	*	*
December 31, 2011	$8.60	$4.90

*
We began trading on November 18, 2011.

Dividend Policy

        We have never declared or paid any cash dividends on our Common Stock. We currently expect to retain future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends on such stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth the securities authorized for issuance under equity compensation plans approved by our shareholders and other equity compensation plans for the year ended December 31, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders(1)	5,606,178	$5.78	6,054,717
Equity compensation plans not approved by shareholders(2)	1,404,358	$9.63	—

(1)
Our 2010 Stock Plan allows for the issuance of up to 11,660,895 options to purchase shares of our Common Stock to officers, directors, employees and consultants.

(2)
Warrants to purchase an aggregate of 1,404,358 shares of our Common Stock were issued to various consultants under advisory service agreements entered into in 2011. These warrants have an average exercise price of $9.63 per share and generally have a contractual life of two years from the date of the agreements.

Stock Performance Graph

        The stock price performance graph below, which assumes a $100 investment on November 18, 2011, the date our Common Stock commenced trading on the NYSE, and reinvestment of any dividends, compares Digital Domain Media Group, Inc.'s total shareholder return against the NYSE Composite Index and the Standard & Poor's Supercomposite Movies and Entertainment Index for the period from November 18, 2011 through December 31, 2011. No cash dividends have been declared on our Common Stock since our initial public offering ("IPO"). The comparisons in the table are required by the SEC and are not intended to forecast or be indicative of possible future performance of our Common Stock.

        The comparisons shown in the graph below are based on historical data and we cautions that the stock price performance shown in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our Common Stock. Information used in the graph was obtained from a source we believe to be reliable, but we are not responsible for any errors or omissions in such information.

        The following graph and related information is being furnished solely to accompany this Form 10-K pursuant to Item 201(e) of Regulation S-K. Such graph shall not be deemed "soliciting materials" or to have been "filed" with the SEC (other than as provided in such Item 201), nor shall such information be incorporated by reference into any future filing under the Securities Act or the Securities Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

120.00
100.00
80.00
60.00
40.00
20.00
-
11/18/11
11/25/11
12/2/11
12/9/11
12/16/11
12/23/11
12/30/11
Digital Domain Media Group, Inc.
NYSE Composite Index
S&P Supercomposite Movies and Entertainment Index

Index	November 18, 2011	November 25, 2011	December 2, 2011	December 9, 2011	December 16, 2011	December 23, 2011	December 30, 2011
Digital Domain Media Group, Inc.	100.00	90.91	77.76	79.16	72.31	85.73	85.03
NYSE Composite Index	100.00	94.72	102.35	103.03	99.38	103.24	102.67
S&P Supercomposite Movies and Entertainment Index	100.00	95.28	102.73	103.23	100.52	105.80	105.99

Recent Sales of Unregistered Securities

        The following sets forth information regarding securities sold or issued by us without registration under the Securities Act since January 1, 2011 and December 31, 2011:

Sale and issuance of Common Stock

        During the first quarter of 2011, we sold 2,025,001 shares of our Common Stock to accredited investors satisfying the definition of "qualified institutional buyers" (as defined in Rule 144A promulgated under the Securities Act) at a purchase price of $9.63 per share, for total proceeds of $19.5 million. For each two shares purchased, these investors also received a warrant to purchase one share of our Common Stock, or an aggregate of 1,012,502 warrants, with an exercise price of $9.63 per share.

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

        In November 2011, in connection with the consummation of our initial public offering, pursuant to the terms of various loan and warrant agreements with various entities affiliated with PBC GP III, LLC, a private equity firm, the convertible debt and warrants held by such entities were automatically converted into 15,103,083 shares of our Common Stock.

        Each of the above-described transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D or Rule 701 promulgated thereunder, as transactions not involving a public offering or involving the issuance of securities in certain compensatory circumstances. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and the certificates representing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold other than pursuant to an effective registration statement under the Securities Act or an applicable exemption from the registration requirements thereof.

Sale and issuance of Common Stock equivalents

        In December 2010 and April 2011, we borrowed $4.2 million from a private equity investor in the form of a junior secured promissory note, which was converted in its entirety into 726,594 shares of our Common Stock as of December 31, 2011.

        In February and March 2011, we issued options to purchase 202,500 shares of our Common Stock at an exercise price of $8.03 per share, to a placement agent in connection with a private placement of shares of our Common Stock.

        In June 2011, Digital Domain sold 1,500,001 shares of its common stock to a single accredited investor, for an aggregate purchase price of $2,500,000. In connection with this transaction, we granted an exchange right to the investor, for no additional consideration, pursuant to which the investor has the right to exchange each such share of stock purchased for 0.6231 shares of our Common Stock.

        In July 2011, we issued warrants to purchase up to 2% of the shares of our Common Stock outstanding (on an as-converted, fully-diluted basis), for an aggregate exercise price of $10.00, to a private equity firm that provided debt financing to us, in connection with that financing. We also issued to this private equity firm warrants to purchase 3,190,381 shares of our Common Stock, calculated as of December 31, 2011. At the same time, we issued warrants to purchase up to 419,136 shares of our Common Stock, at an exercise price of $0.01 per share, to an affiliate of certain of our existing shareholders, in consideration of its services in arranging this debt financing on behalf of us. The convertible promissory note issued by us to the lender in connection with this financing transaction, in the initial principal amount of $8.0 million, contains a conversion feature pursuant to which all amounts owing under this note would be convertible into shares of our Common Stock equal up to 12.5% of our Common Stock outstanding as of November 3, 2011.

        In August 2011, DDI sold an aggregate of 3,250,000 shares of its common stock to five accredited investors, for an aggregate purchase price of $26,000,000. In connection with this transaction, we granted an exchange right to each of these investors, for no additional consideration, pursuant to which the investors have the right to exchange each such share of stock purchased, from and after the date that is the earlier of (i) the 120th day after the date of such purchase, and (ii) the consummation by us of an initial public offering of our Common Stock, for 0.8307 shares of our Common Stock. Also in connection with this transaction, we issued warrants to two placement agents to purchase an aggregate of 269,978 shares of our Common Stock; 202,483 of the underlying shares are subject to an exercise price of $8.03 per share, with the balance of 67,495 such shares subject to an exercise price of $9.63 per share.

        In September 2011, we issued warrants to purchase 934,363 shares of our Common Stock at an exercise price of $6.42 per share, to a placement agent in connection with certain private placements of shares of our Common Stock and the common stock of DDI.

        In November 2011, we issued warrants to certain of our existing private equity investors that are exercisable into an aggregate of 130,000 shares of our Common Stock at an exercise price of $0.01 per share, in connection with certain amendments to loan agreements between us and such private equity investors or their affiliates.

        In November 2011, we issued warrants to certain of our existing private equity investors that are exercisable into an aggregate of 200,000 shares of our Common Stock at an exercise price of $10.20 per share, in connection with underwriting services provided in connection with our initial public offering.

        From January 1, 2011 to December 31, 2011, we have issued to certain employees and consultants options to purchase an aggregate of 3,650,842 shares of our Common Stock at a weighted average exercise price of $5.03.

        Each of the above-described transactions was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Regulation D or Rule 701 promulgated thereunder, as transactions not involving a public offering or involving the issuance of securities in certain compensatory circumstances. With respect to each transaction listed above, no general solicitation was made by either us or any person acting on our behalf; the securities sold are subject to transfer restrictions; and the certificates representing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold other than pursuant to an effective registration statement under the Securities Act or an applicable exemption from the registration requirements thereof.

Use of Proceeds from Public Offering of Common Stock

        On November 23, 2011, we closed our IPO, in which we sold 4,920,000 shares of our Common Stock at a price to the public of $8.50 per share. The aggregate sale price for shares sold in the offering was approximately $41.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-174248), which was declared effective by the SEC on November 14, 2011. The offering commenced on November 18, 2011, and did not terminate before all of the securities registered in the registration statement were sold on November 18, 2011. Roth Capital Partners LLC and Morgan Joseph TriArtisan LLC acted as the managing underwriters. We raised approximately $38.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $2.9 million and other then unpaid offering expenses of approximately $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

        As of December 31, 2011, there has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on November 21, 2011, pursuant to Rule 424(b) promulgated under the Securities Act, other than the contemplated use of certain such proceeds in a share repurchase program described in a Current Report on Form 8-K filed by the Company with the SEC on December 20, 2011. Pending the use of such proceeds, we placed the funds received into operating bank accounts.

Stock Repurchase Program

        On December 20, 2011, our Board of Directors authorized the repurchase of up to $10 million of our outstanding Common Stock, pursuant to a trading plan established in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act (the "Plan"). The manner, price, number and timing of share repurchases under the Plan is subject to a variety of factors, including market conditions and applicable SEC rules and regulations. The Plan has an expiration date of June 22, 2012, and may be limited or terminated at any time without notice.

        The following table sets forth our purchases of shares of our Common Stock during the year ended December 31, 2011 under the Plan.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 20, 2011 through December 31, 2011	120,154	(1)	$6.11	120,154	$9,265,554

(1)
The cash paid for shares repurchased under the Plan from the inception date of the Plan through December 31, 2011 was not settled until after December 31, 2011.

Item 6.    Selected Financial Data

Selected Historical Consolidated Financial Information

        The following table contains selected historical consolidated financial and other information regarding our business and should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the notes thereto, included elsewhere in this Annual Report on Form 10-K.

        On October 15, 2009, we acquired a majority ownership stake in the issued and outstanding capital stock of Digital Domain. We refer to ourselves as the Predecessor for all periods prior to our acquisition of such majority ownership stake in Digital Domain. We refer to ourselves as the Successor for all periods following our acquisition of such majority ownership stake in Digital Domain.

        Our consolidated statements of operations information for the years ended December 31, 2011 and 2010 (Successor), the period from January 7, 2009 to December 31, 2009 (Successor) and the nine months ended September 30, 2009 (Predecessor) are derived from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. We derived our consolidated statements of operations information for the years ended December 31, 2007 and 2008 (Predecessor) from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

        The financial statements included in this Annual Report on Form 10-K may not reflect our result of operations, financial position and cash flows as if we had operated as a stand-alone company during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

	Predecessor			Successor
	For the Year Ended December 31, 2007	For the Year Ended December 31, 2008	For the Nine Months Ended September 30, 2009	For the Period January 7 (the inception date) through December 31, 2009(1)	For the Year Ended December 31, 2010	For the Year Ended December 31, 2011
Consolidated Statements of Operations Data:
Revenues:
Revenues	$73,693	$85,140	$48,360	$15,582	$101,859	$95,611
Grant Revenues from governmental agencies	—	—	—	6,800	3,340	2,955
Licensing fees	—	—	—	—	—	60

Total Revenues	73,693	85,140	48,360	22,382	105,199	98,626

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	59,108	80,335	44,554	11,964	83,894	93,839
Depreciation expense	3,977	6,278	5,157	1,436	7,349	13,308
Selling, general and administrative expenses	16,428	23,085	10,929	5,172	25,479	63,137
Amortization of intangible assets	—	—	—	734	2,935	3,451

Total costs and expenses	79,513	109,698	60,640	19,306	119,657	173,735

Operating (loss) income	(5,820)	(24,558)	(12,280)	3,076	(14,458)	(75,109)
Other income (expense):
Interest and investment income	710	1,102	—	—	—	—
Interest and financing expenses:
Changes related to fair value of warrant and other debt-related liabilities	(4,906)	12,824	(11,932)	(296)	(24,321)	(35,820)
Amortization of discount and issuance costs on notes payable	(706)	(1,062)	(599)	(644)	(3,633)	(13,201)
Loss on debt extinguishment	—	—	(6,311)	—	—	(18,256)
Interest expense on notes payable	(1,269)	(1,540)	(1,971)	(530)	(2,790)	(3,495)
Interest expense, other	(92)	(112)	(223)	—	(245)	(302)
Adjustment of held interest in business combination	—	—	—	3,528	—	—
Other income (expense)	(89)	424	108	122	254	2,095

(Loss) income from continuing operations before income taxes	(12,172)	(12,922)	(33,208)	5,256	(45,193)	(144,088)
Income tax provision	10	—	—	—	25	132

(Loss) income from continuing operations	(12,182)	(12,922)	(33,208)	5,256	(45,218)	(144,220)
Loss from discontinued operations—net of tax	(7,729)	(2,269)	(2,429)	—	—	—
Gain from sale of discontinued operations—net of tax	—	—	9,241	—	—	—

Net income (loss) before non-controlling interests	(19,911)	(15,191)	(26,396)	5,256	(45,218)	(144,220)
Net loss attributable to non-controlling interests	—	—	—	2,703	2,747	3,518

Net income (loss) attributable to Digital Domain Media Group, Inc.	(19,911)	(15,191)	(26,396)	7,959	(42,471)	(140,702)
Preferred stockholders accretion, deemed dividends and income participation	(80)	(80)	(889)	—	—	—

Net income (loss) attributable to common stockholders	$(19,991)	$(15,271)	$(27,285)	$7,959	$(42,471)	$(140,702)

Weighted average shares outstanding:	—	—	—	—	—
Basic	12,100,502	12,953,049	13,109,267	12,226,107	12,372,357	19,424,479
Diluted	12,100,502	12,953,049	13,109,267	12,769,928	12,372,357	19,424,479
Net income (loss) per share:	—	—	—	—	—
Basic	$(1.65)	$(1.18)	$(2.08)	$0.65	$(3.43)	$(7.24)
Diluted	$(1.65)	$(1.18)	$(2.08)	$0.62	$(3.43)	$(7.24)

(1)
Digital Domain Media Group, Inc. was formed on January 7, 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See "Part I, Item 1A: Risk Factors" and "Special Note Regarding Forward-Looking Statements" included elsewhere in this Annual Report on Form 10-K.

Overview

        We are an award-winning digital production company. Since our inception in 1993, we have been a leading provider of computer-generated imagery animation and VFX for major motion picture studios and advertisers. Our company, products and employees have been recognized with numerous entertainment industry awards and nominations, including seven awards issued by the Academy of Motion Picture Arts and Sciences ("Academy Awards®")—five Academy Awards for Best Visual Effects and four awards for Scientific and Technical Achievement.

Our Business

Digital Production

        We are one of the leading digital production companies. We offer our clients innovative, end-to-end solutions across multiple media platforms spanning the entire content production process from idea generation and pre-production to design, directing, live-action production and post-production. We have three key digital production business units:

  •
  Digital Domain Productions, Inc.—VFX for feature films and advertising;

  •
  Mothership Media, Inc.—digital advertising and marketing solutions; and

  •
  Digital Domain Stereo Group, Inc.—creation and conversion of 3D content.

Tradition Studios

        We created Tradition Studios, our animation feature film studio which is currently in the start-up stage, to focus on the development of original full-length, family-oriented CG animated feature films. This studio was formed in 2009 and is currently home to a team of more than 64 experienced storytellers and artists. We expect to continue to build Tradition Studios over the next several years, and we currently have several full-length animation feature film projects in the creative development stage. The first animated feature film announced by Tradition Studios is The Legend of Tembo. To complete the production of these animated feature films, we intend to utilize our existing digital studio and to hire additional animators on an as-needed basis.

Education

        We founded Digital Domain Institute, Inc. ("DDI"), a for-profit post-secondary educational institution in partnership with FSU. In April 2011, we entered into agreements with FSU establishing what we believe is a first-of-its-kind public/private education partnership whereby DDI graduates will receive fully-accredited four-year Bachelor degrees from FSU. Working closely with FSU's College of Motion Picture Arts and the Florida Department of Education, we have designed a curriculum for DDI that we expect will produce workforce-ready graduates possessing both traditional motion picture arts and state-of-the-art technical animation and visual effects CG skills. We expect to also provide our graduates with the skills to compete in the broader digital economy, which includes commercial applications such as military simulation, medical simulation, architecture, engineering, software development and related technologies. We believe this partnership between DDI and FSU represents a cutting-edge collaboration between an industry-leading technology and entertainment company and one of the nation's top film schools.

Initial Public Offering

        We completed our IPO on November 18, 2011. In the IPO, we sold 4,920,000 new shares of common stock at an offering price of $8.50 per share. The gross proceeds of the IPO were $41.8 million. The net proceeds to us of the IPO after payment of underwriting fees and other related expenses were $33.2 million. In accordance with ASC 815-40-35-9, we recognized a charge to additional paid in capital of $16.4 million for existing warrants that became a liability upon our becoming a public company. Our senior convertible debt aggregating $14.1 million and related warrant liabilities aggregating $79.9 million were converted into equity at the date of the IPO, which together increased stockholders' equity by $94.0 million. Therefore, the net increase in stockholders' equity resulting from the IPO was $110.8 million.

Key Metrics

        We rely on certain key performance indicators to manage and assess our business activities. The key indicator described below assists us in evaluating growth trends, establishing budgets, recruiting and hiring employees, and assessing our overall operational efficiencies. We discuss revenue and cash flow from operating activities, respectively, under—"Results of Operations" and—"Liquidity and Capital Resources" below. An important measure of our quarterly and annual performance, Non-GAAP Adjusted EBITDA, is discussed below.

Non-GAAP Adjusted EBITDA

        Non-GAAP Adjusted EBITDA represents net income (loss) adjusted for (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt and equity issuance costs, (7) other (income) expense and (8) our grant receipts from government agencies that were received in a given period so that these receipts are reflected on a cash basis. Items (1) through (7) are excluded from net income (loss) internally when evaluating our operating performance. Item (8) is included as we believe this adjustment for grant receipts is indicative of our core operating performance both because it reflects our ability to secure and receive grant receipts in a given period and such receipts are matched with the expenses associated with initiating the business operations that those grant receipts were designed, in part, to offset (see Note 7 to our Consolidated Financial Statements included elsewhere in this filing). Management believes Non-GAAP Adjusted EBITDA allows investors to make a more meaningful comparison between our operating results over different periods of time, as well as with those of other companies in our industry, because it both includes grant receipts from government agencies and excludes items such as interest expense and other adjustments related to financing activities that we believe are not representative of our operating performance. Non-GAAP Adjusted EBITDA margin represents Non-GAAP Adjusted EBITDA as a percentage of total revenue.

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

        A reconciliation of net income, a U.S. GAAP measure, to Non-GAAP Adjusted EBITDA, is provided in "—Results of Operations" presented below.

Results of Operations

        The following table sets forth certain information regarding the successor consolidated results of operations for the years ended December 31, 2011, 2010 and the period January 7 (the Inception Date) through December 31, 2009, and the predecessor results of operations for the nine months ended September 30, 2009 (in thousands).

	Successor			Predecessor
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from January 7 (the inception date) through December 31, 2009	For the Nine Months Ended September 30, 2009
Revenues:
Revenues	$95,611	$101,859	$15,582	$48,360
Grant revenues from governmental agencies	2,955	3,340	6,800	—
Licensing revenue	60	—	—	—

Total revenues	98,626	105,199	22,382	48,360
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	93,839	83,894	11,964	44,554
Depreciation expense	13,308	7,349	1,436	5,157
Selling, general and administrative expenses	63,137	25,479	5,172	10,929
Amortization of intangible assets	3,451	2,935	734	—

Total costs and expenses	173,735	119,657	19,306	60,640

Operating (loss) income	(75,109)	(14,458)	3,076	(12,280)
Other income (expenses):
Interest and finance expense:
Changes in fair value of warrant and other debt-related liabilities	(35,820)	(24,321)	(296)	(11,932)
Amortization of discount and issuance costs on notes payable	(13,201)	(3,633)	(644)	(599)
Loss on debt extinguishment	(18,256)	—	—	(6,311)
Interest expense on notes payable	(3,495)	(2,790)	(530)	(1,971)
Interest expense on capital lease obligations	(302)	(245)	—	(223)
Adjustment of interest held in business combination	—	—	3,528	—
Other income (expense), net	2,095	254	122	108

(Loss) income from continuing operations before income taxes	(144,088)	(45,193)	5,256	(33,208)
Income tax provision	132	25	—	—

(Loss) income from continuing operations	(144,220)	(45,218)	5,256	(33,208)
Loss from discontinued operations—net of tax	—	—	—	(2,429)
Gain from sale of discontinued operations—net of tax	—	—	—	9,241

Net (loss) income before non-controlling interests	(144,220)	(45,218)	5,256	(26,396)
Net loss attributable to non-controlling interests	3,518	2,747	2,703	—

Net (loss) income attributable to Digital Domain Media Group, Inc.	(140,702)	(42,471)	7,959	(26,396)
Preferred stockholders accretion, deemed dividends and income participation	—	—	—	(889)

Net income (loss) attributable to common stockholders	$(140,702)	$(42,471)	$7,959	$(27,285)

Adjusted EBITDA(1)	$(22,384)	$11,485	$9,983	$(3,125)

        The following tables set forth our consolidated statements of operations data and non-GAAP financial data as a percentage of total revenues for each of the periods indicated:

	Successor			Predecessor
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from January 7 (the inception date) through December 31, 2009	For the Nine Months Ended September 30, 2009
Revenues:
Revenues	96.9%	96.8%	69.6%	100.0%
Grant revenues from governmental agencies	3.0%	3.2%	30.4%	—
Licensing revenue	0.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	95.2%	79.7%	53.5%	92.1%
Cost of revenues—depreciation expense	13.5%	7.0%	6.4%	10.7%
Selling, general and administrative expenses	64.0%	24.2%	23.1%	22.6%
Amortization of intangible assets	3.5%	2.8%	3.3%	—

Total costs and expenses	176.2%	113.7%	86.3%	125.4%

Operating (loss) income	(76.2)%	(13.7)%	13.7%	(25.4)%
Other income (expenses):
Interest and finance expense:
Changes in fair value of warrant and other debt-related liabilities	(36.3)%	(23.1)%	(1.3)%	(24.7)%
Amortization of discount and issuance costs on notes payable	(13.4)%	(3.5)%	(2.9)%	(1.2)%
Loss on debt extinguishment	(18.5)%	—	—	(13.1)%
Interest expense on notes payable	(3.5)%	(2.7)%	(2.4)%	(4.1)%
Interest expense on capital lease obligations	(0.3)%	(0.2)%	—	(0.5)%
Adjustment of held interest in business combination	—	—	15.8%	—
Other income (expense), net	2.1%	0.2%	0.6%	0.3%

(Loss) income from continuing operations before income taxes	(146.1)%	(43.0)%	23.5%	(68.7)%
Income tax benefit provision	0.1%	—	—	—

(Loss) income from continuing operations	(146.2)%	(43.0)%	23.5%	(68.7)%
Loss from discontinued operations—net of tax	—	—	—	(5.0)%
Gain from sale of discontinued operations—net of tax	—	—	—	19.1%

Net (loss) income before non-controlling interests	(146.2)%	(43.0)%	23.5%	(54.6)%
Net loss attributable to non-controlling interests	3.6%	2.6%	12.1%	—

Net income (loss) attributable to Digital Domain Media Group, Inc.	(142.6)%	(40.4)%	35.6%	(54.6)%
Preferred stockholders accretion, deemed dividends and income participation	—	—	—	(1.8)%

Net income (loss) attributable to common stockholders	(142.6)%	(40.4)%	35.6%	(56.4)%

Adjusted EBITDA(1)	(22.7)%	10.9%	44.6%	(6.5)%

(1)
Non-GAAP Adjusted EBITDA is one of the principal non-GAAP financial measures by which we measure our financial performance as discussed previously in this Annual Report on Form 10-K. Set forth below is a reconciliation of Non-GAAP Adjusted EBITDA to net income (loss) for the periods indicated:

	Successor			Predecessor
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period January 7 (the inception date) through December 31, 2009	For the Nine Months Ended September 30, 2009
Net income (loss) before non-controlling interests	$(144,220)	$(45,218)	$5,256	$(26,396)
Add back (reverse) charges (income) pertaining to:
Gain from sale of discontinued operations—net of tax	—	—	—	(9,241)
Loss on extinguishment of debt	18,256	—	—	6,311
Share-based compensation	26,725	1,852	285	843
Income tax provision	132	25	—	—
Interest expense, net	16,998	6,668	1,174	2,793
Depreciation expense	13,308	7,349	1,436	5,157
Amortization of intangible assets	3,451	2,935	734	46
Changes related to fair value of warrant and other debt-related liabilities	35,820	24,321	296	11,932
Acquisition-related non-cash adjustments	—	3,018	1,130	—
Adjustment of held interest in business combination	—	—	(3,528)	—
Other EBITDA Addbacks:
Grant cash receipts in excess of grant revenue recognized	1,175	8,163	3,200	—
Write off of deferred offering expenses	434	—	—	—
Write off of film development cost	4,771	—	—	—
Discontinued operations:
Interest expense and amortization of discount and issuance cost on notes payable	—	—	—	1,723
Share-based compensation	—	—	—	1,634
Other expenses	766	2,372	—	2,073

Adjusted EBITDA	$(22,384)	$11,485	$9,983	$(3,125)

          The following describes certain line items set forth in our consolidated results of operations:

  Revenues

          Our Feature Films segment derives revenue from a limited number of feature film projects that usually extend over six to 24 months. There are a number of factors that can influence the timing of our revenues and cash flows, including film budgets and the expected release date of completed works in our Feature Films segment as dictated by our customers. As a result, we may not have control over the timing and mix of individual projects in our Feature Films segment. For example, our customers can elect to accelerate or delay their production schedules based on their perception of the market receptivity for their completed product. Such decisions have historically caused volatility in our reported revenues and expenses as we seek to meet the production schedules of our customers. In addition, revenue generation in our Feature Films segment has tended historically to be cyclical as a result of the film studios' traditional release cycles. The number of our feature films projects generally reaches its highest level during the first six months of the year, corresponding to the studios' summer release slate, resulting in higher revenue in the first two fiscal quarters of the year than in the last two. During the third fiscal quarter of the year, revenue generation in this segment typically decreases, but increases through the fourth fiscal quarter as we work on films scheduled for release during the year-end holiday season.

          We also derive a substantial amount of our revenue from our Commercials segment. We typically execute a contract with a brand owner or advertising agency that calls for payment of the contract amount through the life of the project. A typical television commercial project will range in size from a few hundred thousand dollars to over $2.0 million and will typically take four to 12 weeks to complete. Revenue generation in our Commercials segment also tends to be cyclical, increasing shortly before major live television events such as the Super Bowl, the Academy Awards® telecast, the NBA playoffs and the Summer Olympics. Since many of these live events take place early in the calendar year, the revenue generated in this segment is generally higher during the first two fiscal quarters of each year.

          A majority of our revenues are derived from fixed-price contracts, which are recognized using the percentage of completion method of accounting. Under the percentage of completion method, revenue is recognized based on the percentage of the total costs incurred compared to the total estimated costs at completion. Delays in production due to customer-imposed factors or our internal resource requirements, as well as unforeseen changes in our customers' timing, will change how costs are incurred and accordingly will result in revenue being recorded in a period other than as originally anticipated. Since many of our costs are of a fixed nature, incremental changes in revenue can have a significant effect on our reported gross and operating margins and net income or loss.

          More recently, we have focused on investing in larger contracts for the Feature Films and Commercials segments. As our management has made a strategic decision to focus increasingly on larger-scale projects in both our Feature Films and Commercials segments, we expect this trend to continue.

          In addition, a portion of our revenues are derived from grants from governmental agencies as the applicable conditions for inclusion in revenues are met. Typically, grant payments are received as contractual milestones are met that may or may not result in immediate recognition into our results of operations. Amounts that are not immediately recognized as revenue are recorded in our consolidated balance sheet as deferred revenue from governmental entities.

  Cost of revenues

          Cost of revenues includes direct compensation, travel, lodging, and employee benefits for project-related personnel and related stock-based compensation expenses, payments to third-party contractors, and other direct project-related expenses. Also included in cost of revenues is an allocation based on a computational percentage of corporate overhead, which includes support salaries, employee benefits, related stock-based compensation expenses, occupancy costs, depreciation and amortization expenses, utilities and other expenses. We review and adjust these standards and computational percentages periodically so as to align them with comparable actual costs incurred.

  Selling, general and administrative expenses

          Selling, general and administrative expenses include compensation and benefits for corporate service employees and software engineers, expendable computer software and equipment, facilities expenses and other operating expenses not directly related and/or allocable to projects.

        We have incurred significant additional expenses as a result of being a public company, including costs to comply with the Sarbanes-Oxley Act of 2002 and other rules and regulations applicable to public companies. We intend to invest appropriate resources to properly manage and control our business, resulting in future increases in selling, general and administrative expenses.

Interest and investment income

        Our interest and investment income consists of interest earned on our cash, cash equivalents and short-term investments.

Interest and finance expense

        Our interest and finance expense consists of interest incurred on our outstanding notes payable and capital leases, increases or decreases in the fair value of our warrant and other debt-related liabilities, and amortization of the discount and issuance costs on our senior secured notes payable. Our warrant and other debt-related liabilities represent the fair value of the conversion features related to our long-term debt, the value of certain warrants deemed not indexed to our stock and other warrants which can be settled for cash at the discretion of the holder upon the occurrence of certain conditions. All such features are adjusted to fair value at the end of each reporting period.

Other income (expense)

        Our other income (expense) includes other miscellaneous income (expense) items.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

        Summaries of our operating results for the years ended December 31, 2011 and 2010 are set forth in the following table (in thousands):

	For the Year Ended December 31,
	2011	2010
Revenues:
Production revenues	$95,611	$101,859
Grant revenues from governmental agencies	2,955	3,340
Licensing revenue	60	—

Total revenues	98,626	105,199
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	93,839	83,894
Depreciation expense	13,308	7,349
Selling, general and administrative expenses	63,137	25,479
Amortization of intangible assets	3,451	2,935

Total costs and expenses	173,735	119,657

Operating loss	(75,109)	(14,458)
Other income (expenses):
Interest and finance expense:
Changes in fair value of warrant and other debt-related liabilities	(35,820)	(24,321)
Amortization of discount and issuance costs on notes payable	(13,201)	(3,633)
Loss on debt extinguishments	(18,256)	—
Interest expense on notes payable	(3,495)	(2,790)
Interest expense on capital lease obligations	(302)	(245)
Other income	2,095	254

Loss before income taxes	(144,088)	(45,193)
Income tax provision	132	25

Net loss before non-controlling interests	(144,220)	(45,218)
Net loss attributable to non-controlling interests	3,518	2,747

Net loss attributable to common stockholders	$(140,702)	$(42,471)

Summary of operating results

        The operating loss increased by $60.6 million to $75.1 million for 2011 from $14.5 million for 2010. The gross margin, defined as revenues less cost of revenues, excluding depreciation and amortization, declined by $16.5 million primarily due to increases in unutilized labor as we elected to maintain our trained and experienced work force and infrastructure in anticipation of future projects, including those projects in which we hold an ownership stake, as well as a $4.8 million write-off of film development costs in the 2011 period. As described below, excluding this write-off, our gross margin percentage was relatively consistent between periods. Stock-based compensation and share exchange expense increased by $24.6 million to $26.7 million and other selling, general and administrative expenses increased over these two periods by $13.1 million to $36.4 million, primarily resulting from growth in our Florida operations. Depreciation and amortization increased over these two periods by $6.5 million.

        Interest and other financing costs increased $40.1 million to $71.1 million for 2011 from $31.0 million for 2010. This increase was due primarily to the following that occurred in the 2011 period: an $11.5 million increase in the non-cash changes in fair value of warrant and other debt-related liabilities, a $9.6 million increase in the amortization of debt discounts and $18.3 million of losses recognized on debt extinguishments. The net loss before non-controlling interests was $144.2 million and $45.2 million for the years ended December 31, 2011 and 2010, respectively. The period-to-period changes are discussed in more detail below.

Revenues

        Total revenues decreased 6.2% from $105.2 million in 2010 to $98.6 million in 2011. This decrease was driven by a decrease in our Feature Films Segment revenues from $82.7 million in 2010 to $75.6 million in 2011. In 2010, we recognized $52.3 million of feature film revenue from a single movie. Revenues from other feature film revenue in 2010 aggregated $30.4 million. In 2011, other feature film revenue increased to $75.6 million, including $22.7 million from one movie, $20.2 million from a second movie and $10.5 million from a third movie.

Grant revenues from governmental sources

        Grant revenues from governmental sources decreased $0.4 million for 2011 as compared to 2010. During 2010, we recognized $2.6 million from the State of Florida grant, which decreased to $1.6 million for 2011. This was partially offset by $0.5 million from a new grant from the City of West Palm Beach, Florida and $0.1 from a grant from Workforce Florida, recognized during the year ended December 31, 2011.

Cost of revenues, excluding depreciation and amortization

        The table below sets forth the components of cost of revenues, excluding depreciation and amortization (in thousands):

	Twelve Months Ended December 31,
	2011		2010
	Dollars	% of Revenue	Dollars	% Total Revenue
Cost of Revenues, excluding depreciation and amortization:
Direct cost of revenues	$63,089	64.0%	$63,467	60.3%
Unutilized labor	11,958	12.1%	1,128	1.1%
Production and other costs	18,792	19.1%	19,299	18.3%

Total cost of revenues, excluding depreciation and amortization	$93,839	95.2%	$83,894	79.7%

        Our direct cost of revenues represents the labor required to deliver projects to customers. Unutilized labor represents costs for staff that we retain while we await the start of new projects. We consider it cost-efficient to retain these trained and experienced staff while we pursue other projects rather than terminate these positions only to rehire and train at a later date. Production and other costs represent that portion of our overhead that is allocated to cost of revenue.

        Our direct cost of revenue in 2011 included a $4.8 million write-off of film development costs that we deemed to have no future value. Absent that write-of, direct costs of revenue in 2011 aggregated $58.3 million, or 59.1% of revenues. These costs increased slightly as a percent of revenue over the 2010 period due to the fixed costs portion as a percent of a declining revenue base.

        Our unutilized labor increased during the year ended December 31, 2011 compared to the same period in 2010, by $10.8 million as we retained digital artists in anticipation of future projects, including those projects in which we are an equity investor.

        Our production and other costs decreased during the year ended December 31, 2011 compared to the same period in 2010, by $0.5 million due primarily to the fixed costs portion as a percent of a declining revenue base.

Depreciation expense

        Depreciation expense was $13.3 million and $7.3 million for the years ended December 31, 2011 and 2010, respectively. This increase was due primarily to the expansion of our Florida operations which accounted for approximately $4.8 million of the increase for the year.

Selling, general and administrative expenses

        The composition of selling, general and administrative expenses for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	For the Year Ended December 31,
	2011	2010
Stock compensation expense:
Senior executive option grant	$3,771	$—
Chief executive officer option grant	2,502	—
Share exchanges of subsidiary stock	13,426	—
Other stock option compensation expense	7,026	2,119

Total stock compensation expense	26,725	2,119
Payroll-related expenses	16,861	11,941
Rent and occupancy costs	6,665	4,192
Professional fees	3,488	2,299
Other expenses	9,398	4,928

Total Selling, general and administrative expenses	$63,137	$25,479

        Total selling, general and administrative expenses increased by $37.6 million to $63.1 million for 2011 from $25.5 million for 2010. Of this increase, $24.6 million was due primarily to an increase in stock-based compensation and share exchange expense.

        During the year ended December 31, 2011, we granted options to the former Chief Executive Officer of our subsidiary Digital Domain to purchase shares in us, which vested immediately. We recognized $3.8 million of expense from this option grant. Additionally, we issued options to purchase shares of Digital Domain to our Chief Executive Officer and recognized $2.5 million for this option grant.

        Five stockholders of Digital Domain, including our Chief Executive Officer and our Chief Financial Officer, exchanged 4.6 million shares of Digital Domain common stock for 2.9 million shares of our common stock during the year ended December 31, 2011. We recognized $13.4 million of expense from these share exchanges. The remaining increase in stock compensation expense is due primarily to the increased number of participants in our stock option plan in our Florida operations.

        Payroll, rent and other selling, general and administrative expenses increased $13.1 million, or 55.9%, in 2011 as compared to 2010. The majority of these increases were attributable to the growth and start-up expenses of our Florida operations.

Amortization of intangible assets

        Amortization of intangible assets increased from $2.9 million in 2010 to $3.5 million in 2011. This increase was driven by the amortization of intangible assets related to the acquisition of In-Three, Inc.

Interest and financing expense

        The composition of all interest and financing expenses for these periods is shown below (in thousands):

	For the Year Ended December 31,
	2011	2010
Changes in fair value of warrant and other debt-related liabilities	$35,820	$24,321
Amortization of discount and issuance costs on notes payable	13,201	3,633
Loss on debt extinguishment	18,256	—
Interest expense on notes payable	3,495	2,790
Interest expense on capital lease obligations	302	245

Total interest and financing expense	$71,074	$30,989

Changes in fair value of warrant and other debt-related liabilities

        Warrant liabilities are established in connection with debt transactions and are adjusted to fair value for each financial reporting period. Issuances of and changes in fair value of warrant and other debt-related liabilities ("fair value changes") increased from $24.3 million in 2010 to $35.8 million in 2011. The increase in 2011 was principally driven by the increase in the fair value of our common stock per share. In 2010, we recognized $21.7 million of fair value changes related to warrants issued to Palm Beach Capital and its affiliates. During 2011, we recognized $36.0 million of fair value changes to these same parties. The warrants with Palm Beach Capital and its affiliates were all converted into equity at the date of the IPO.

Amortization of discount and issuance costs on notes payable

        Amortization of discount and issuance costs on notes payable increased from $3.6 million in 2010 to $13.2 million in 2011.

        We recognized amortization of debt discounts of $1.3 million and $2.3 million in 2011 and 2010, respectively, for loans paid off in 2010 or by July 1, 2011. The amortization of discount and issuance costs on loans from Palm Beach Capital ("PBC") and its affiliates were $9.0 million in 2011 compared to $1.3 million in 2010. The amortization of discount and issuance costs on loans with Comvest Capital II ("Comvest") was $2.9 million in 2011.

Loss on debt extinguishments

        During 2011, we recognized $18.3 million from losses on debt extinguishments and conversions of debt to equity, as shown below (in thousands):

Commercial Lender loan purchased by Comvest Capital II	$3,314
Extension of voluntary conversion feature	2,226
Conversion of debt to equity upon minimum capital raise	1,164
Modification of conversion limits	9,991
Conversion of debt to equity upon IPO	1,561

Total loss on debt extinguishments	$18,256

        Upon Comvest's purchase of the loan from our commercial lender (the "Commercial Lender") on July 1, 2011, we wrote off the $3.4 million unamortized debt discount of the Commercial Lender loan, which was partially offset by the establishment of a discount on the Comvest replacement loan of $1.8 million. Additionally, we recognized $1.7 million of additional loss upon establishing a warrant liability in connection with this Comvest replacement loan. The net loss from debt extinguishment of Comvest's purchase of the loan with the Commercial Lender was $3.3 million.

        In June 2011, the convertible note payable issued to a PBC fund was modified to extend the voluntary conversion feature from June 30, 2011 to December 31, 2011. This modification was accounted for as a debt extinguishment. The principal amount of the loan at that date was $4.3 million and the unamortized discount on the loan was $3.4 million. Therefore, the carrying value of the loan before the modification was $0.9 million. Upon modification, the fair value of the loan was $3.1 million. Consequently, we recognized a loss on debt extinguishment of $2.2 million to adjust the carrying value of the loan to fair value.

        The convertible note with this PBC fund contained a mandatory conversion feature that was triggered upon our completing (1) an initial public offering transaction where we are publicly traded with a market capitalization of not less than $100 million or (2) a private placement of capital stock where the enterprise value was no less than $100 million and we received net proceeds of at least $20 million from such private placement. In August 2011, we completed such a private placement, which triggered the mandatory conversion. This debt was converted into 726,594 shares of our common stock. We recognized a loss of $1.1 million upon this conversion from the write off of unamortized discounts and issue costs.

        On November 1, 2011, PBC and its affiliates agreed to a modification of their loans whereby the levels that would require mandatory conversion of their loans to equity upon an initial public offering transaction were lowered to (1) market capitalization of $200 million and (2) net proceeds of at least $20 million. These parties were granted 130,000 additional warrants to purchase shares of our common stock as compensation for this modification. We accounted for this modification as an extinguishment on that date. We wrote off $2.9 million of deferred debt issue costs and $8.8 million of unamortized debt discounts. These write-offs were partially offset by the establishment of a new discount of $1.7 million to record the loan at fair value as of that date. The net loss from this extinguishment was $10.0 million.

        As the IPO market capitalization and net proceeds met the mandatory conversion levels as modified on November 1, 2011, the loans were converted into equity upon the consummation of the IPO. We recorded a loss of $1.6 million to write off the unamortized debt discounts upon the conversion of that debt to equity upon the consummation of the IPO.

Interest expense on notes payable

        Interest expense on notes payable increased $0.7 million, to $3.5 million in 2011 from $2.8 million in 2010. We recognized interest expense of $0.4 million and $2.6 million in 2011 and 2010, respectively, for loans paid off in 2010 or by July 1, 2011. Interest on loans with PBC and its affiliates aggregated $1.2 million in 2011 and $0.1 million in 2010. Interest on the Comvest loans aggregated $1.3 million in 2011. We recognized interest expense of $0.5 million and $0.1 million in 2011 and 2010, respectively, for interest on the grant to build our new studio in Port St. Lucie, Florida.

Other income (expense), net

        Other income (expense), net, increased $1.8 million to $2.1 million in 2011 from $0.3 million in 2010. This increase is due to an agreement we reached in 2011 with a third party to vacate certain space leased to them before the expiration of the operating lease for that space. This third party paid us $1.5 million in 2011.

Net loss attributable to non-controlling interests

        The net loss attributable to the non-controlling interests of Digital Domain increased from $2.7 million in 2010 to $3.4 million in 2011, principally from increased operating losses at Digital Domain. We also recognized a net loss attributable to non-controlling interests of Digital Domain Institute of $0.1 million in 2011.

Net loss attributable to common stockholders

        The net loss attributable to controlling interests for 2011 was $140.7 million compared to a net loss of $42.5 million for 2010. The principal causes are as explained above. Of this $98.2 million increase, $69.6 million was the net increase in non-cash charges, as shown below (in thousands):

	For the Year Ended December 31,
	2011	2010
Revenues	$98,626	$105,199
Cost of revenues, excluding depreciation and amortization	93,839	(83,894)
Selling, genral and adminstrative expenses	(36,412)	(23,360)
Other income	2,095	254
Interest expense on notes payable	(3,495)	(2,790)
Interest expense on capital lease obligations	(302)	(245)
Income tax expense	(132)	(25)

Net cash-based loss	(33,459)	(4,861)

Non-cash charges:
Depreciation	(13,308)	(7,349)
Amortization	(3,451)	(2,935)
Stock-based compensation and share exchange expense	(26,725)	(2,119)
Changes related to fair value of warrant and other debt-related liabilities	(35,820)	(24,321)
Amortization of discount and issuance costs on notes payable	(13,201)	(3,633)
Loss from debt extinguishments	(18,256)	—
Net loss attributable to non-controlling interests	3,518	2,747

Net non-cash charges	(107,243)	(37,610)

Net loss attributable to controlling interests	$(140,702)	$(42,471)

Year Ended December 31, 2010 Compared to the Period From January 7, 2009 (the Inception Date) Through December 31, 2009

        The following table shows the results of operations for the year ended December 31, 2010 and the period from January 7, 2009 (the Inception Date) through December 31, 2009 (the "Consolidated 2009 Period"):

	Year Ended December 31, 2010	For the Period January 7, (the Inception Date) Through December 31, 2009
	(Successor)	(Successor)
Revenues:
Production revenues	$101,859	$15,582
Grant revenues from governmental agencies	3,340	6,800

Total revenues	105,199	22,382

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	83,894	11,964
Depreciation expense	7,349	1,436
Selling, general and administrative expenses	25,479	5,172
Amortization of intangible assets	2,935	734

Total costs and expenses	119,657	19,306

Operating (loss) income	(14,458)	3,076
Other income (expenses):
Interest and finance expense:	—	—
Changes in fair value of warrant and other debt-related liabilities	(24,321)	(296)
Amortization of discount and issuance costs on notes payable	(3,633)	(644)
Interest expense on notes payable	(2,790)	(530)
Interest expense on capital lease obligations	(245)	—
Adjustment of interest held in business combination	—	3,528
Other income	254	122

(Loss) income before income taxes	(45,193)	5,256
Income tax provision	25	—

Net loss before non-controlling interests	(45,218)	5,256
Net loss attributable to non-controlling interests	2,747	2,703

Net income (loss) attributable to common stockholders	$(42,471)	$7,959

Revenues

        Total revenues increased from $22.4 million in the Consolidated 2009 Period to $105.2 million in 2010. The revenues for the Consolidated 2009 Period include $15.6 million from Digital Domain for the period from the acquisition date of October 15, 2009 through December 31, 2009. Digital Domain's revenue for the year ended December 31, 2010 was $101.9 million. This revenue increase was partially offset by a reduction in grant revenue from government agencies from $6.8 million in the Consolidated 2009 Period to $3.3 million in 2010.

Cost of revenues, excluding depreciation and amortization

        Cost of revenues, excluding depreciation and amortization, increased from $12.0 million in 2009 to $83.9 million in 2010. Cost of revenues, excluding depreciation and amortization, as a percentage of Digital Domain revenues for these periods was 82.4% and 76.8% for 2010 and the Consolidated 2009 Period, respectively. During 2010, we increased our personnel and personnel-related costs as we increased the scale of our business, yet our cost of revenues, excluding depreciation and amortization, as a percentage of revenues remained relatively consistent. Our cost of revenues, excluding depreciation and amortization, can vary greatly as a percentage of revenues depending on the mix, timing and pricing of projects and our ability to effectively utilize our personnel and equipment.

Depreciation expense

        Depreciation expense increased from $1.4 million in the Consolidated 2009 Period to $7.3 million in 2010. The increase reflects the overall increase in capital expenditures during the 2010 period under the City of Port St Lucie grant and the inclusion of the results for Digital Domain for the full year in 2010. See "—Liquidity and Capital Resources" below for further discussion.

Selling, general and administrative expenses

        Selling, general and administrative expenses increased from $5.2 million in the Consolidated 2009 Period to $25.5 million in 2010. Because our operations commenced in 2009 and we had nominal operating expenses prior to our acquisition of Digital Domain in October 2009, the increase in our selling, general and administrative expenses was primarily driven by our investment in growth strategies, which had not produced revenues in 2010, including our animation studio in Florida, and, to a lesser extent, DDI and our digital studio in Vancouver, Canada.

Amortization of intangible assets

        Amortization of intangible assets increased from $0.7 million in the Consolidated 2009 Period to $2.9 million in 2010 as we amortized intangible assets recognized at acquisition of Digital Domain for an entire year in 2010.

Changes related to fair value of warrant and other debt-related liabilities

        Warrant liabilities are established in connection with debt transactions and are adjusted to fair value for each financial reporting period. Changes related to fair value of warrant and other debt-related liabilities increased from $0.3 million in the Consolidated 2009 Period to $24.3 million in 2010, due to warrants issued during 2010 and changes in the fair value of warrants during 2010 subsequent to the issuance of the warrants.

Amortization of discount and issuance costs on notes payable and interest expense

        Amortization of discount and issuance costs on notes payable increased from $0.6 million in the Consolidated 2009 Period to $3.6 million in 2010 due to the increase in debt discounts and deferred debt issue costs related to financings that occurred in 2010, as well as amortizing Digital Domain's debt discount and issue costs for an entire year in 2010. Interest expense on notes payable increased by $2.2 million in 2010, due to the additional financings that occurred in 2010 and recognition of a full year of interest expense for Digital Domain in 2010.

Adjustment of interest held in business combination

        Adjustment of interest held in business combination reflects the $3.5 million gain we realized in connection with the acquisition during the Consolidated 2009 Period of certain shares of Digital Domain common stock. No such gain was recognized during the year ended December 31, 2010.

Net loss attributable to non-controlling interests

        The net loss attributable to non-controlling interests was constant for both periods at $2.7 million.

Net income (loss) attributable to controlling interests

        The net loss attributable to controlling interests for the year ended December 31, 2010 was $42.5 million compared to net income of $8.0 million for the Consolidated 2009 Period. This was the result of the following events occurring in the 2010 period: growing the infrastructure of our operations, the $24.0 million increase in the changes related to fair value of warrant and other debt-related liabilities, an increase of $5.9 million in depreciation expense, recognition of $2.2 million of amortization expense and $1.6 million of share-based compensation.

Nine Months Ended September 30, 2009 (Predecessor)

        The following table presents results of operations for the Predecessor entity for the nine months ended September 30, 2009:

Nine Months Ended September 30, 2009
(Predecessor)
Revenues:
Revenues	$48,360

Total revenues	48,360

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	44,554
Depreciation expense	5,157
Selling, general and administrative expenses	10,929

Total costs and expenses	60,640

Operating loss	(12,280)
Other income (expenses):
Interest and finance expense:	—
Changes in fair value of warrant and other debt-related liabilities	(11,932)
Amortization of discount and issuance costs on notes payable	(599)
Loss on debt extinguishment	(6,311)
Interest expense on notes payable	(1,971)
Interest expense on capital lease obligations	(223)
Other income	108

Loss from continuing operations before income taxes	(33,208)
Income tax expense	—

Loss from continuing operations	(33,208)
Loss from discontinued operations—net of tax	(2,429)
Gain from sale of discontinued operations—net of tax	9,241

Net loss (Predecessor)	$(26,396)

Revenues

        Revenues were $48.4 million. Revenues from our Predecessor's features film segment totaled $41.6 million, and revenues from their commercials segment totaled $6.8 million.

Cost of revenues, excluding depreciation and amortization

        Cost of revenues, excluding depreciation and amortization, totaled $44.6 million. These costs represented 92.1% of revenues.

Depreciation expense

        Depreciation expense was $5.2 million for the nine months ended September 30, 2009. During this period, Digital Domain increased its spending on its technological infrastructure.

Selling, general and administrative expenses, excluding depreciation and amortization

        Selling, general and administrative expenses aggregated $10.9 million for this period. Included in this period was a charge for $2.0 million representing certain litigation expenses recorded by Digital Domain (see Note 15 to our Consolidated Financial Statements).

Changes related to fair value of warrant and other debt-related liabilities

        Warrant liabilities are established in connection with debt transactions and are adjusted to fair value for each financial reporting period. Digital Domain recognized a charge of $11.9 million related to an increase in the fair value of these warrant liabilities during this period.

Amortization of discount and issuance costs on notes payable; loss on debt extinguishment, and interest expense

        Digital Domain recognized amortization of discount and issuance costs on notes payable of $0.6 million. It also recognized a loss on debt extinguishment in this period due to loan modifications on Digital Domain's notes payable (see Note 16 to our Consolidated Financial Statements included elsewhere in this filing). Interest expense on notes payable aggregated $2.0 million in the nine months ended September 30, 2009.

        The composition of all interest and financing expenses for the nine months ended September 30, 2009 is detailed below (in thousands):

Nine Months Ended September 30, 2009
(Predecessor)
Changes in fair value of warrant and other debt-related liabilities	$11,932
Amortization of discount and issuance costs on notes payable	599
Loss on debt extinguishment	6,311
Interest expense on notes payable	1,971
Interest expense on capital lease obligations	223

Total interest and financing expense	$21,036

Loss from discontinued operations, net of tax

        During 2008, Digital Domain committed to a plan to sell its indirect wholly-owned subsidiary, The Foundry. We have classified the operating results of The Foundry for the 2009 and 2008 periods as discontinued operations of Digital Domain. The loss from discontinued operations, net of tax, was $2.4 million. Digital Domain completed the sale of The Foundry on June 2, 2009, resulting in a gain from sale of discontinued operations, net of tax, of $9.2 million in the 2009 period. The net profit from discontinued operations for this period was $6.8 million (see Note 23 to our Consolidated Financial Statements included elsewhere in this filing).

Net loss

        Digital Domain recognized a net loss in the nine months ended September 30, 2009 of $26.4 million. This amount includes an increase in the fair value of warrant liabilities of $11.9 million, a loss on debt extinguishment of $6.3 million and a net profit from discontinued operations of $6.8 million, all as discussed above.

Results by Segments

Feature Films

        We are one of the leading digital production companies. We offer our clients innovative, end-to-end solutions across multiple media platforms spanning the entire content production process from idea generation and pre-production to design, directing, live-action production and post-production.

Commercials

        We are also one of the leading creators of digital imagery for the advertising industry and have created award-winning television commercials and online advertising for some of the most recognized directors, advertising agencies and corporate advertisers worldwide.

Animation

        Our animation feature film business, which is in the start-up stage, focuses on the development of our original full-length, family-oriented CG animated feature films. Our business is led by a creative storytelling team of accomplished directors, producers, story artists and animators who joined us from leading companies in the family animation film industry. We currently have several full-length animation feature film projects in various stages of development.

Consolidated

        The table below sets forth certain information regarding our results of operations on a consolidated basis for the periods indicated:

	Successor			Predecessor
Consolidated	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from January 7 (the inception date) through December 31, 2009	For the Nine Months Ended September 30, 2009
Revenues	$98,626	$105,199	$22,382	$48,360
Cost of revenues	93,839	83,894	11,964	44,554
Depreciation	13,308	7,349	1,436	5,157
SG&A	36,412	23,627	4,887	10,086
Share based compensation	26,725	1,852	285	843
Amortization	3,451	2,935	734	—

Operating income (loss)	$(75,109)	$(14,458)	$3,076	$(12,280)

Feature Films Segment

        The table below sets forth certain information regarding the results of operations of our Feature Films Segment for the periods indicated:

	Successor			Predecessor
Feature Films	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from January 7 (the inception date) through December 31, 2009	For the Nine Months Ended September 30, 2009
Revenues	$75,565	$82,652	$12,973	$41,557
Cost of revenues	75,230	68,893	9,731	38,724
SG&A	1,562	67	124	125

Operating income	$(1,227)	$13,692	$3,118	$2,708

        Revenues in the feature film segment decreased from $82.7 million in 2010 to $75.6 million in 2011. In 2010, we recognized $52.3 million of feature film revenue from a single movie. Revenues from other feature film projects in 2010 aggregated $30.4 million.

        In 2011, other feature film revenue increased to $75.6 million, including $22.7 million from one movie, $20.2 million from a second movie and $10.5 million from a third movie.

        Revenues increased $69.7 million to $82.7 million in the 2010 period from the Consolidated 2009 Period as the $13.0 million of the Consolidated 2009 Period revenues were from Digital Domain for the last three months of the Consolidated 2009 Period. Revenues in 2010 included $52.3 million from a single movie, and other feature film revenues were $30.4 million. Revenues of Digital Domain for the nine months of 2009 aggregated $41.6 million.

        Cost of sales ranged from 83.3% in 2010 to 93.2% in the Predecessor 2009 period. Cost of sales fluctuates with the timing of revenue received and recognized from film projects as opposed to the fairly constant labor and other costs of production. Cost of revenues were 99.6% in 2011 due to a combination of unutilized labor as we elected to maintain our trained and experienced staff as we planned for future projects and a write off of $4.8 million of film development costs. Absent this write off, the cost of revenues as a percent of revenues was 93.2% in 2011.

        Our selling, general and administrative expenses in our Feature Films Segment have been relatively consistent over the full-year periods presented, except that in 2011, we increased our marketing efforts in this segment.

Commercials Segment

        The table below sets forth certain information regarding the results of operations of our Commercials Segment for the periods indicated:

	Successor			Predecessor
Commercials	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from January 7 (the inception date) through December 31, 2009	For the Nine Months Ended September 30, 2009
Revenues	$20,106	$19,207	$2,609	$6,803
Cost of revenues	18,609	15,001	2,233	5,796
SG&A	485	710	124	801

Operating income (loss)	$1,012	$3,496	$252	$206

        With the exception of the 2009 periods, annualized revenues from commercials projects have been relatively consistent in the range of $20 million for the periods indicated. Again, with the exception of the 2009 periods, variations have been driven by either small changes in the number of projects in production during the year or small changes in the average size of such projects. In the 2009 periods, we experienced a sharp decline in Digital Domain commercial revenues. This decline was driven by a sharp reduction in advertising spending during the recession in the United States and Europe, particularly in the automotive industry. In 2010, we launched Mothership, which allowed us to offer a number of additional services for advertisers. These efforts, coupled with a rebound in the advertising industry in 2010, caused our revenues to increase to $19.2 million for the 2010. Our cost of revenues, as a percentage of revenues, in 2011 increased to 92.5% due to unutilized labor. Our cost of revenues, as a percentage of revenues, was 85.3% and 78.1% for the combined 2009 periods and 2010, respectively. Variations in our cost of revenues are driven primarily by our relative success at operating efficiently and by competition in the market for our services. In 2009, we experienced a dramatic decrease in the profitability of our Commercials Segment as we were not able to reduce our costs as quickly as our revenues declined. Our revenues improved in 2010, and our cost of revenues as a percentage of revenues in this period improved to 78.1%, due to operational efficiency improvements. Our selling, general and administrative expenses have been declining over the periods presented and have declined from 9.8% of revenues in combined 2009 periods to 3.7% of revenues for 2010, driven by improved operational efficiency and our ability to grow revenues without a corresponding increase in supporting overhead. Selling, general and administrative expenses as a percentage of revenues decreased to 2.4% in 2011.

Animation Segment

        The table below sets forth certain information regarding the results of operations for our Animation Segment for the periods indicated:

	Successor			Predecessor
Animation /Content	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from January 7 (the inception date) through December 31, 2009	For the Nine Months Ended September 30, 2009
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	34
SG&A	—	48	—	—

Operating loss	$—	$(48)	$—	$(34)

        In 2007, Digital Domain initiated efforts to develop a new technique for producing animation feature films utilizing a video game engine. In 2008, Digital Domain successfully completed a test of this technique in a project completed for a major film studio and developed a script for an animation feature film. Digital Domain suspended its efforts to develop animation feature films in 2008 when Digital Domain decided not to pursue an initial public offering and sold its animated feature film script to a major studio. We launched our animated film studio in 2009 when we entered into grant-related agreements with the State of Florida. See "Business—Government Grant Funding and Tax Incentives."

Corporate and Other

        The table below sets forth certain information regarding our corporate and other expenses incurred during the periods indicated:

	Successor			Predecessor
Corporate & Other	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from January 7 (the inception date) through December 31, 2009	For the Nine Months Ended September 30, 2009
Revenues	$2,955	$3,340	$6,800	$—
Cost of revenues	—	—	—	—
Depreciation	13,308	7,349	1,436	5,157
SG&A	34,365	22,802	4,639	9,160
Share-based compensation	26,725	1,852	285	843
Amortization	3,451	2,935	734	—

Operating loss	$(74,894)	$(31,598)	$(294)	$(15,160)

        Revenues in this segment reflect that portion of government grants received that are recognized as revenue during the periods indicated. These grant revenues result from our cash grants from the State of Florida and the City of Port St. Lucie. See "Business—Government Grant Funding and Tax Incentives." Expenses in this segment reflect administrative costs and expenses that management has not allocated to our reportable operating segments. These costs and expenses include compensation and benefits for executive officers and support staff, professional fees for audit and legal services, travel and entertainment expenses and depreciation and amortization. Grant revenues decreased $0.4 million in the 2011 period as compared to the 2010 period, due primarily to a $1.0 million decrease in the revenues from the State of Florida, partially offset by increases in other grant revenues of $0.6 million over that same period.

        Depreciation expense increased $6.0 million to $13.3 million in 2011 from $7.3 million in 2010. Of this increase, $4.8 million is attributable to the growth of our Florida operations. Depreciation expense increased from $6.6 million in the Consolidated 2009 Period to $7.3 million in 2010, primarily related to a substantial investment in upgrading our computer server infrastructure during the latter period.

        Selling, general and administrative expenses increased from $22.8 million in 2010 to $34.4 million in 2011. The majority of this increase is due to the growth of our Florida operations. Selling, general and administrative expenses increased from $13.8 million in the Consolidated 2009 Period to $22.8 million in 2010, driven primarily by the launch of Digital Domain's operations in Vancouver and San Francisco and the growth of our operations in Florida.

        Share-based compensation increased from $1.9 million in 2010 to $26.7 million in 2011. During 2011, we granted options to the former Chief Executive Officer of our subsidiary Digital Domain to purchase shares in us, which vested immediately. We recognized $3.8 million of expense from this option grant. Additionally, we issued options to purchase shares of Digital Domain to our Chief Executive Officer and recognized $2.5 million of expense for this option grant.

        Five stockholders of Digital Domain, including our Chief Executive Officer and our Chief Financial Officer, exchanged 4.6 million shares of Digital Domain common stock for 2.9 million shares of our common stock during the year ended December 31, 2011. We recognized $13.4 million of expense from these share exchanges. The remaining increase in stock compensation expense is due primarily to increased number of participants in our stock option plan in our Florida operations.

        Amortization consists of amortization of intangible assets and has increased significantly since our acquisition of Digital Domain in October of 2009 due to the allocation of the purchase price across Digital Domain's intangible assets. See Note 2 to our Consolidated Financial Statements.

Liquidity and Capital Resources

        As of December 31, 2011, we had a deficit in working capital of $18.8 million. After the automatic conversion of our debt and warrant exercise upon the completion of the IPO discussed above, the remaining principal of our debt was $27.4 million, of which $19.4 million is due on September 30, 2012.

        Our principal sources of liquidity at December 31, 2011 consisted of cash and cash equivalents of $29.4 million, cash held in trust of $6.7 million and contract receivables of $3.1 million. We had a deficit in working capital of $18.8 million as of December 31, 2011 and a $140.7 million loss attributable to common stockholders, and we used $42.2 million to fund cash flows from operations for the year ended December 31, 2011. As of December 31, 2011 we had $35.9 million in Stockholders' Equity. Much of our use of cash from operations in 2011 stemmed from our implementation of our plans to participate in the ownership of live-action feature films, our development of our animation studio and the preparations for the launch of our school. These businesses did not generate a significant amount of revenue during 2011. It is important to note that a majority of these expenses were funded by our existing grants from the State of Florida, the City of Port St. Lucie, and the City of West Palm Beach. While many of these grant proceeds were received between 2009 and the present, we only record a small amount of these receipts as revenue. As of December 31, 2011 we had received $27.6 million of grant receipts and that we plan to recognize into revenue over the next 5 to 20 years. In addition, we expect to receive $12.5 million in additional grant proceeds over the next several years under our existing grant agreements. See "Grants and Other Incentives from Government Entities".

        A key component of our working capital is our deferred revenue. We typically receive a substantial portion of a contract for a Feature Film project up-front. We signed several large Feature Film contracts in the fourth quarter of 2010 that contributed to the generation of over $11.6 million in cash flow from operations due to increases in advance payments and deferred revenue during 2010. In 2011, the contracts that we had in hand at the end of the year were significant, but had been entered into earlier in 2011, and therefore, did not generate as significant an amount of cash from operations at the end of the year. In 2011, our advance payments and deferred revenue declined by $7.3 million. We expect new contracts signed during 2012 to generate cash in the form of advance payments and deferred revenue. It is important to note that growth in our revenues is typically associated with signing a larger volume of new Feature Film contracts. As discussed above, these contracts typically include substantial upfront payments that are a source of cash to us. In 2010, when our revenues grew by over 50%, this growth contributed to $11.6 million in cash from operations solely from growth in advance payments and deferred revenue. In 2011, when our revenues were down slightly, we did not enjoy this growth related benefit.

        In November 2011, we completed our IPO, raising $41.8 million in gross proceeds before payment of commissions and other unpaid offering costs aggregating $3.4 million.

        In August 2011, DDI received $26.0 million in a private placement of 3,250,000 shares of its common stock. Fees and expenses related to this private placement aggregated $2.7 million, resulting in net proceeds to DDI of $23.3 million.

        As described further below, on July 1, 2011 we entered into a credit facility with Comvest that was effective as of June 30, 2011. The credit facility is comprised of a convertible note payable to Comvest in the principal amount of $8.0 million and a revolving credit facility providing us with borrowing capacity of up to $15.0 million of which we drew $7.4 million in July 2011. Concurrent with this transaction, on July 1, 2011, Comvest paid in full all amounts of principal and interest then due from us to our former commercial lender and acquired that lender's rights under its loan agreements with us. In connection with this transaction, we issued a replacement promissory note to Comvest in the aggregate principal amount of $12.0 million. Of the total $27.4 million of debt with Comvest, $19.4 million is due on September 30, 2012. We intend to refinance this debt prior to its due date.

        During 2011, we received $19.5 million in a private placement of 2,025,001 shares of our Common Stock. Fees and expenses related to this private placement aggregated $2.5 million, resulting in net proceeds to us of $17.0 million. In June 2011, Digital Domain sold 1.5 million shares of its common stock for $2.5 million. Additional capital infusions in 2011 include the receipt of $4.0 million from the State of Florida as we met our an employee milestones in Florida of 200 employees. In April 2011, PBC Digital Holdings II exercised its right to invest the remaining $2.0 million from the remaining capacity of our junior debt agreement with them. See Note 16 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. In May 2011, we borrowed another $2.0 million from PBC Digital Holdings II for short-term equipment financing. Additionally in May 2011, we received $2.0 million in grant proceeds upon confirmation that our students at DDI will receive degrees that are accredited by a nationally recognized accrediting body.

        Also during 2011, we entered into a purchase agreement with a major film studio for the purchase of studio and film equipment aggregating $8.5 million. We funded $2.5 million of this purchase from cash, held in trust and the remaining amounts from operating cash and cash equivalents, partially funded by the $2.0 million obtained from equipment financing discussed above. Additionally, we paid $5.0 million in 2011 to exercise our right to purchase Falcon's Series B Warrants. See Note 17 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        Our principal sources of liquidity at December 31, 2010, consisted of cash and cash equivalents of $12.0 million, cash held in trust of $31.2 million, and accounts receivable and contract receivables of approximately $2.4 million. The cash held in trust was used for the construction of our facilities in the City of Port St. Lucie, Florida during 2011 and to purchase computer and other equipment to be used in that facility. The amounts held in trust were generated from a bond issuance by the City of Port St. Lucie. We executed a lease agreement with the City of Port St. Lucie calling for us to make lease payments to the City of Port St. Lucie in the amount of their debt service payments on the bonds. Upon the expiration of the lease agreement, we will receive the building, equipment and land for a nominal amount. During 2010, we received an additional $11.5 million under our grant agreements with the State of Florida and the City of Port St. Lucie, as well as, additional loan proceeds of $23.3 million. Our outstanding obligations are described below in "—Contractual Obligations."

        As of December 31, 2010, we had a deficit in working capital of $26.6 million. Our current assets as of December 31, 2010 were $16.7 million, comprised largely of $12.0 million of cash and cash equivalents. Our current liabilities were $43.3 million, comprised largely of $15.9 million of advance payments and deferred revenue, $13.2 million of accounts payable and $9.2 million of warrants and other debt-related liabilities. When we evaluate our deferred revenue, we consider the fact that we generally earn a margin on the work that we perform, and that the profit component of this work will reduce deferred revenue without causing us to use cash. When we evaluated our cash, held in trust we consider the fact that this cash was used to construct our primary facility in Port St. Lucie and to acquire substantial amounts of computer and other equipment and that these funds cannot be used to otherwise support our operations.

        Our future capital requirements will depend on many factors, including our revenue growth, our ability to obtain advance payments from our customers, the timing and extent of the expansion of our involvement in feature film production and the timing of introductions of new products and enhancements to existing products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these type of arrangements in the future, which could also require us to seek additional capital in the form of debt, film finance facilities, or equity capital. Such funds may not be available on terms favorable to us or at all.

        As we continue to build our feature animated film, co-production and education lines of business, we believe we will enter into contracts for our traditional VFX and animation services to feature film and commercials clients which will adequately fund operations for those services and provide additional liquidity to support our newer lines of business. We also believe that through our revenues from those VFX and animation services contracts; through the re-financing of debt; and through co-production arrangements for our animated feature film projects as described in "Financing and Co-Production Arrangements," we have sufficient sources of cash to support our operations in 2012.

Cash Flows for the Year Ended December 31, 2011 (Successor)

        We used net cash from operating activities aggregating $42.2 million in 2011. The composition of this use of cash in operating activities is shown below (in thousands):

Net loss attributable to non-controlling interests	$(144,220)
Net adjustments to reconcile net loss attributable to non-controlling interests to net cash used in operating activities	111,529
Net changes in operating assets and liabilities	(9,502)

Net cash used in operating activities	$(42,193)

        The primarily causes of the net adjustments to reconcile net loss attributable to non-controlling interests to net cash used in operating activities was the $16.8 million of depreciation and amortization of property and equipment and intangible assets, the $13.2 million of amortization of discount and issuance costs of notes payable, the $35.8 million of changes related to fair value of warrant and other debt-related liabilities, the $18.3 million loss on debt extinguishments and the $26.7 million of share-based compensation, all as explained above.

        The primary causes of the net change in operating assets and liabilities was a decrease of $7.3 million in advance payments and deferred revenue, an increase in prepaid expenses and other assets of $6.8 million and an increase of $4.0 million in film inventory. These uses of cash were partially offset by an increase in unearned revenue of $3.5 million and a decrease in deferred grant revenue from governmental agencies of $2.9 million.

        We used net cash in investing activities of $18.5 million in 2011. We purchased property and equipment of $17.2 million, primarily from expanding our Florida operations and constructing our new headquarters building in Florida. In 2011, we entered into an agreement to take an equity position in a film project. We paid installments of this equity investment of $2.2 million during 2011. In connection with Comvest's purchase of the Commercial Lender's loan on July 1, 2011, the Commercial Lender released the restricted cash held as collateral of $0.9 million to operating cash.

        Net cash provided by financing activities aggregated $78.1 million in 2011. Our IPO was completed on November 18, 2011 generating $41.8 million of gross proceeds. We sold 2,025,001 shares of our common stock to a group of investors in a private placement in 2011 at a price per share of $9.63. The aggregate gross proceeds of this offering were $19.5 million. An investor purchased 1.5 million shares of common stock of Digital Domain for $2.5 million during 2011. DDI sold 3.25 million shares of its common stock to a group of investors in a private placement at a price per share of $8.00. The aggregate gross proceeds of this offering were $26.0 million. Therefore, we generated $89.8 million of gross proceeds from the sale of common stock during 2011. We paid $5.3 million in commissions and other expenses in connection with the private placements. We paid $8.2 million of underwriting commissions and offering expenses in connection with the IPO. The net proceeds from these sales of common stock were $76.3 million.

        During 2011, we borrowed $19.4 million from Comvest and affiliates of PBC. This included borrowing $8.0 million evidenced by convertible notes payable to Comvest. We also borrowed $7.4 million from our revolving loan facility with Comvest during 2011. During 2011, PBC Digital Holdings II exercised its option to lend us $2.0 million under an additional convertible note payable, and we also borrowed $2.0 million from PBC Digital Holdings II for equipment financing.

        During 2011, we repaid the $2.0 million of the equipment financing loan as well as $1.1 million in other notes payable. We also paid $0.5 million of debt issue costs in connection with the Comvest borrowings and $1.0 million of capital lease obligations.

        We exercised our put right on Digital Domain's Series B Preferred Stock warrants for $5.0 million during 2011. Finally, we paid $8.0 million to the Commercial Lender to repurchase warrants to purchase shares of our common stock that had been issued to that lender in 2009.

Cash Flows for the Year Ended December 31, 2010 (Successor)

        Net cash provided by operating activities aggregated $15.6 million in this period. We derive a substantial amount of our feature films revenues from a limited number of customers and projects, which are usually large projects that extend over six to 18 months. Advance payments on these feature films and on larger commercial projects help fund our operations, but may fluctuate significantly from quarter to quarter depending on schedules and project volume. Thus, we have some visibility into our future cash flows for contracts that have been signed and are in process. However, we have little control over the timing and mix of individual projects, and this lack of control limits our ability to predict our future operations and related cash flows. Our primary cash expenditures are in connection with the payment of salaries and wages to our employees, the purchase of property and equipment, the payment of lease obligations and payments of interest expense. Cash received from governmental grants was $11.5 million for the year ended December 31, 2010.

        We incurred a net loss before non-controlling interests for the year ended December 31, 2010 of $45.2 million. A substantial portion of the expenses in this period was due to non-cash charges for such items as depreciation and amortization, changes related to fair values of warrants and other debt-related liabilities and stock-based compensation expense. Absent these non-cash charges, we incurred a net loss of $2.8 million for the year ended December 31, 2010.

        We used cash in investing activities in the year ended December 31, 2010 of $14.3 million. Investing activities in this period included capital expenditures of $10.6 million and purchases of Digital Domain common stock of $3.6 million.

        Net cash provided by financing activities in the year ended December 31, 2010 aggregated $5.7 million. We borrowed $23.3 million from various lenders and made principal payments to our lenders of $16.1 million (see financing table above). Also in this period we generated cash from a private placement of stock of $1.0 million, made payments on capital leases of $1.8 million and paid debt issue costs of $0.8 million.

Cash Flows for the Period from the Inception Date Through December 31, 2009 (Successor)

        Net cash provided by operating activities aggregated $3.6 million for the period from the Inception Date through December 31, 2009. Net income was $5.3 million; however, this included an adjustment of the Digital Domain stock to fair value on the Acquisition Date of $3.5 million. We received $10.0 million of grant funds during this period.

        Net cash used in investing activities aggregated $3.5 million in this period. Purchases of property and equipment aggregated $1.4 million. Our purchase of our interest in Digital Domain included purchasing assets, net of cash acquired, of $1.1 million. As part of the loan agreement with our former commercial lender, we placed $0.9 million in a restricted cash account at our former commercial lender.

        Net cash provided by financing activities aggregated $5.0 million in this period. We generated cash from borrowings from our former commercial lender of $13.9 million, net of debt issuance costs. We consolidated our stock in Digital Domain, which used cash of $8.6 million.

Cash Flows for the Nine Months Ended September 30, 2009 (Predecessor)

        Digital Domain used net cash in operating activities of $0.7 million for the nine months ended September 30, 2009. This was a result of operating cash losses slightly exceeding the increase in working capital of $5.9 million.

        Net cash provided by investing activities for this Predecessor period netted to $8.8 million. Digital Domain realized net proceeds from the sale of its indirect wholly-owned subsidiary, the Foundry, of $10.5 million, which has been classified as discontinued operations. It also purchased property and equipment aggregating $1.7 million during this period.

        Digital Domain used net cash in financing activities of $12.3 million during this period. It made principal payments on its debt aggregating $10.0 million. Other cash uses during the period included shareholder distributions of $1.3 million and payments on capital lease obligations of $1.2 million.

Comvest Waiver and Loan Modifications Entered into on February 23, 2012

        The loans with Comvest were subject to financial and other loan covenants. Subsequent to December 31, 2011, we entered into a waiver and loan modification agreement with Comvest to clarify certain items in our loan agreements including certain waived items. Comvest agreed to waive any non-compliance due to those waived items and any default interest that would have accrued due to the waived items.

        Furthermore, these agreements provided that the following events could trigger mandatory prepayments of portions of the Comvest loans:

  •
  Issuance of stock or other equity interests

  •
  Issuance of debt

  •
  Sales, transfer or disposition of any property or asset

  •
  Insurance proceeds from casualty losses

  •
  Receipt of cash or cash equivalents outside the ordinary course of business

        The agreements removed all future financial covenants and implemented certain provisions regarding minimum cash balances. These provisions include that we and certain of our subsidiaries must collectively have at least a cash balance of (i) $7.5 million on each of April 1, 2012, May 1, 2012 and June 1, 2012, and (ii) $10.0 million on each of July 1, 2012 and the first day of each calendar month thereafter (and in any event at least $2.5 million at all times), in each case, of unrestricted cash and cash equivalents on hand on deposit in an account in the United States.

        In addition to agreeing to make a $2.5 million payment to reduce the revolving loan on or before March 31, 2012, we agreed to certain post-closing covenants. Besides delivering certain fully executed subsidiary security agreements and guarantees shortly after the first amendment effective date, we agreed to make a payment to Comvest on or before March 31, 2012 in an amount equal to $2.5 million in cash as a repurchase of the Comvest warrant.

        The Comvest convertible note was modified so that on the maturity date (September 30, 2016), the outstanding interest and principal of the note shall automatically convert into shares of our common stock.

        Prior to this agreement, Comvest had a put right whereby we would purchase the Comvest warrants at a price of $4.50 per share. In connection with this agreement, this price was modified to $6.00 per share; provided, however, that if all of the loans made under the first lien loan agreement and all of the revolving loans are, in each case, repaid in full in cash on or before March 31, 2012, the purchase price for each share shall be decreased to $5.00 per share.

        We also received the right to repurchase 50% of the original principal balance of the note by paying, on the date we exercise such a right, in cash to Comvest the greater of (i) the purchase price and (ii) such portion of the principal balance of this note then being repurchased plus all accrued and unpaid interest thereon.

Legend Pictures Funding, LLC Agreement and Release

        We incurred certain costs in connection with the development of the movie Paradise Lost, which was being produced by Legend Pictures Funding, LLC ("LPF"). Through December 31, 2011, we had capitalized $4.8 million of costs in connection with this project. Subsequent to that date, it was determined that this was not a feasible project. Therefore, we wrote off our investment as of December 31, 2011. However, we were in negotiations with LPF in 2012 to recover a portion or all of our investment.

        On March 19, 2012, we entered into certain agreements with LPF. In connection with these agreements, we borrowed $3.0 million from LPF in the form of a convertible note. This note matures on July 18, 2012 and bears simple interest at a rate of 8% per annum. At the option of LPF, all of the unpaid principal and interest, but not less than all, may be converted into our common stock at any time on or prior to the maturity date at $5.64 per share, which was the closing price of our common stock on the New York Stock Exchange on the date of the agreements. The loan is guaranteed by our Chief Executive Officer.

        In consideration for this loan, we released LPF from any future claim against LPF and its related parties related to the recovery of our investment.

Contractual Obligations

        The following table summarizes our aggregate contractual obligations at December 31, 2011, the estimated timing of our payments with respect thereto, and the effect that such obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Total	Payments Due in Less Than 1 Year	Payments Due in 1 to 3 Years	Payments Due in 3 to 5 Years	Payments Due in More Than 5 Years
Warrant liability:
Digital Domain warrants	$3,914	$3,914	$—	$—	$—
Debt obligations:
Principal	27,400	19,400	—	8,000	—
Interest	5,233	2,193	1,622	1,418	—

	32,633	21,593	1,622	9,418	—
Government bond obligation:
Principal	30,763	—	1,528	3,129	26,106
Interest	26,913	2,740	5,902	4,302	13,969

Total government bond obligation	57,676	2,740	7,430	7,431	40,075
Capital lease obligations	1,033	763	270	—	—
Operating lease obligations	13,220	4,581	5,239	2,335	1,065
Employment agreements	7,804	3,470	4,171	163	—
Other obligations	1,400	200	400	400	400

Total	$117,680	$37,261	$19,132	$19,747	$41,540

        Excluded from the amounts above are $1.0 million of interest to be paid from cash, held in trust during 2012 and $3.9 million to be paid from cash, held in trust during 2030 and 2031.

        Convertible and other notes payable as of December 31, 2011 reflected in our consolidated balance sheet as of that date contained in our Consolidated Financial Statements included elsewhere in this Annual Report on 10-K are presented net of discounts. However, the contract obligations table is presented based on the cash obligations, including both principal and interest. The government bond obligation is based on our required payments under a capital lease which commences with the occupancy of a building in the city of Port St. Lucie, Florida.

Off-Balance Sheet Arrangements

        We do not have or engage in any off-balance sheet arrangements.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. Accounting principles generally accepted in the United States of America require our management to make estimates and assumptions in the preparation of our consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

        Digital Imagery Revenue—We recognize digital imagery revenue from fixed-priced contracts, each consisting of an accepted written bid and agreed-upon payment schedule, for the development of digital imagery and image creation for the entertainment and advertising industries. We account for our contracts to provide digital imagery in accordance with FASB ASC Subtopic 605-35 (formerly AICPA SOP 81-1), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We initiate revenue recognition when we have persuasive evidence of an arrangement with a customer, which is upon entry by us and the customer into a legally enforceable agreement. In accounting for the contracts, we utilize the cost-to-cost measures of the percentage-of-completion method of accounting in accordance with FASB ASC Subtopic 605-35. Under this method, revenues, including estimated earned fees or profits, are recorded as costs are incurred. For all contracts, revenues are calculated based on the percentage of total costs incurred compared to total estimated costs at completion. Contract costs include direct materials, direct labor costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. These costs are included in cost of revenues.

        The customer contracts in our digital imagery business represent binding agreements to provide digital effects to the customers' specifications. The contracts contain subjective standards applicable to the delivered digital effects and objective specifications that relate to the technical format for the digital effects that we deliver to our customers. In all instances, the customer receives complete ownership rights in and to the digital effects as the effort progresses. In the event of a termination of a contract, ownership in the digital effects transfers to the customer, and we as the contractor are entitled to receive reimbursement of costs incurred up to that point and a reasonable profit. The contracts contain production schedules setting forth a timeline for production and a final delivery date for the completed digital effects.

        Payments for our services are received over the term of the contract, including payments required to be delivered in advance of our work to fund a portion of the costs to produce the digital effects. Cash received from customers in excess of costs incurred and gross profit recognized on the related projects are recorded as advance payments. Unbilled receivables represent revenues recognized in excess of amounts billed. The digital effects produced are delivered to the customer at the end of the contract and the customer is not required to deliver the final scheduled payment until receipt and acceptance of the digital effects.

        We perform a review of uncompleted contracts on an ongoing basis. Amounts representing contract change orders or claims are included in revenues only when they meet the criteria set forth in FASB ASC Subtopic 605-35. In the period in which it is determined that a loss will result from the performance of a contract, the entire amount of the estimated ultimate loss is charged against income. Changes in estimates of contract sales, costs and profits are recognized in the current period based on the cumulative effect of the changes on current and prior periods. Hence, the effect of the changes on future periods of contract performance is recognized as if the revised estimates had been the original estimates. A significant change in one or more projects could have a material adverse effect on our consolidated financial position or results of operations.

        Comprehensive Income—Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. For the years ended December 31, 2011 and 2010, and the 2009 Consolidated Period, respectively, the amounts that were classified as other comprehensive income were not material.

        Fair Value of Financial Instruments—We have adopted FASB ASC Subtopic 820-10, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosure on fair value measurements.

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

        Deferred Offering Costs—Deferred offering costs consist of legal and accounting fees and printing costs related to the preparation of a planned initial public offering of our Common Stock.

        Deferred offering costs totaling $0.1 million were capitalized as of December 31, 2010 related to the IPO and is a component of other assets in the accompanying consolidated balance sheet as of that date. In 2011, we expensed $0.4 million of offering costs related to the IPO, which is a component of selling, general and administrative expenses in the accompanying consolidated statements of operations.

We capitalized $5.5 million of additional offering costs during 2011. Upon the completion of the IPO, we reclassified $5.6 million of deferred offering costs to stockholders equity.

        Property and Equipment—Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and property held under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in depreciation expense.

        The estimated useful lives are as follows:

Building	20 years
Computer equipment	3 years
Computer software	1 - 6 years
Machinery and equipment	3 - 5 years
Leasehold improvements	2 - 10 years
Office equipment, furniture and fixtures	3 years
Automobiles	3 years

        Expenditures for renewals or betterments that materially extend the useful life of an asset or increase its productivity are capitalized. Expenditures for maintenance and repairs that do not extend asset lives or improve productivity are charged to the appropriate expense account as incurred.

        Capitalized Film Development Costs—Development costs are accounted for pursuant to FASB ASC Topic 926, Entertainment—Films. The development costs for films, including direct costs, production overhead and interest, are capitalized and amortized using the individual-film-forecast computation method under which such costs are amortized for each project in the ratio that revenue earned in the current period for such project bears to management's estimate of the ultimate revenues to be realized from all media and markets for such project. Management regularly reviews, and revises when necessary, our ultimate revenue estimates on a project-by-project basis, which may result in a change in the rate of amortization applicable to such project and/or a write-down of the value of such project to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in project write-downs and rates of amortization. If a total net loss is projected for a particular project, the associated film costs are written down to estimated fair value. During 2011, we wrote off $4.8 million of costs for a film project with no future value. Capitalized film development costs as of December 31, 2011 and 2010 totaled $4.7 million and $0.7 million, respectively.

        Capitalized Software Costs—Under the provisions of FASB ASC Subtopic 350-40, Internal-Use Software, we capitalize costs associated with customized internal use software that have reached the application development stage and meet recoverability tests. Such capitalized costs include external direct costs utilized in developing or obtaining the applications, internally developed code, purchased software licenses, implementation costs, programmed enhancements and new releases for certain projects that qualify for capitalization. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point at which the project is substantially complete and ready for its intended purpose. Capitalized costs related to internally developed software costs are included in computer software within Property and equipment, net.

        Goodwill and Acquisition-related Intangible Assets—We classify the difference between the purchase price and the fair market value of net assets acquired as goodwill. We classify intangible assets apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.

        We evaluate the carrying value of goodwill and intangible assets not subject to amortization for impairment as of the first day of the fourth quarter of each calendar year or whenever events or changes in circumstances indicate that the carrying value of goodwill or intangible assets not subject to amortization may not be recoverable. For the evaluation of intangible assets not subject to amortization, we compare the fair value of these intangible assets to their carrying amount. If the carrying amount of these intangible assets exceeds their fair value, an impairment loss would be recognized in an amount equal to that excess.

        For the evaluation of goodwill and indefinite-lived assets, we apply the two-step process as required by FASB ASC Topic 350, Intangibles—Goodwill and Other. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities to those reporting units in order to assess goodwill for impairment. In the first step of a two-step impairment test, we determine the fair value of these reporting units. We have determined that in accordance with FASB ASC Topic 280, Segment Reporting, we have three reportable segments and two reporting units (which are defined as Feature Films and Commercials). We compare the fair value for each reporting unit to its carrying value. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of that reporting unit's goodwill with its carrying amount. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment loss would be recognized in an amount equal to that excess. Based on our annual impairment tests, we determined that goodwill and intangibles not subject to amortization were not impaired.

        Impairment of Long-Lived Assets—As required by FASB ASC Topic 360, Property, Plant and Equipment, we evaluate long-lived assets, other than goodwill and identifiable intangible assets with indefinite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value. We did not record an impairment loss during the years ended December 31, 2011 and 2010.

        Deferred Debt Issue Costs—Costs associated with the placement of short and long-term debt and related warrant liabilities are recorded as an asset in deferred debt issue costs and amortized over the life of the related financings using the effective interest method. During 2011 and 2010, we capitalized $4.4 million and $5.4 million, respectively, of deferred debt issue costs. During these same respective periods, we amortized $3.4 and $0.4 million of costs to interest expense. In 2011, we recognized $3.0 million of losses upon the write-off of deferred debt issue costs in connection with debt extinguishments. The net book value of unamortized deferred debt issue costs as of December 31, 2011 and 2010 were $3.0 million and $5.0 million, respectively.

        Warrant and Other Debt-Related Liabilities—Warrant and other debt-related liabilities represent (i) the fair value of certain conversion features of long-term debt, (ii) a put feature issued to a lender to call the loan under certain circumstances if an Initial Public Transaction (as defined) was completed, and (iii) warrants. Such warrant and other debt-related liabilities were evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. Certain of the warrants were issued with a feature whereby the holder can put the warrant to us for cash. The fair value of such warrants is estimated using the Black-Scholes option pricing model. The warrant liability is classified in accordance with the FASB Staff Position (FSP) No. 150-5, Issuer's Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable ("FSP No. 150-5", now incorporated into and superseded by FASB ASC 480-10-25-9 and 25-13, Obligations to Repurchase Issuer's Equity Shares by Transferring Assets). Pursuant to FSP No. 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheets at fair value.

Subsequent changes in fair value of warrant, debt contingent put features, and other debt-related liabilities are recognized as interest expense or income in the consolidated statements of operations.

        Stock-Based Compensation—We have one active stock-based compensation plan, and our subsidiary, Digital Domain, has two active stock-based compensation plans (the "Stock-Based Compensation Plans"). The Stock-Based Compensation Plans consist primarily of options granted to employees and members of our and Digital Domain's Boards of Directors for the purchase of shares of our Common Stock and shares of Digital Domain common stock. Compensation costs for all awards granted are measured at their estimated fair values using the Black-Scholes option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the remaining requisite service period of the award, which is generally the option vesting term. The amount of expense recognized in our consolidated financial statements represents the expense associated with the stock options expected to ultimately vest based upon an estimated rate of forfeitures. Such compensation expense is included as a component of Selling, general and administrative expenses in the consolidated statements of operations.

        This rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes-Merton option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of our Common Stock and Digital Domain common stock and an option's expected life.

        Warrants to purchase shares of our Common Stock and Digital Domain's common stock granted to non-employee service providers are accounted for as compensation for the services rendered in accordance with FASB ASC Subtopic 505-50, Equity-Based Payments to Nonemployees, and as equity in accordance with the provisions of FASB ASC Topic 815, Derivatives and Hedging. The fair value of these warrants is determined using the Black-Scholes option pricing model.

        Grants and Other Financial Assistance from Government Entities—We are the recipient of government stimulus financing, including cash, donations of land, building and equipment financing and tax incentives from multiple governmental entities.

        In recognizing the benefit of grants and other awards into our results of operations in accordance with accounting principles generally accepted in the United States of America, we consider intended use of and restrictions of the awards, the timing of payments, and requirements for the receipt of funds. In addition, we also consider factors such as whether or not the incentive is for immediate financial support, or to encourage activities such as hiring and retention of employees, building facilities, or the achievement of other contractual milestones. In doing this, we evaluate all potential contingencies on the grants, the objectives as stated in the grant agreements and the provisions related to any potential carve-back of grant monies, and our ability meet those requirements.

        Each grant is evaluated to determine the propriety of classification on the statements of operations and balance sheets. Those grants that are substantively reimbursements of specific costs are matched with those costs and recorded as a reduction in expenses. Those benefits that are more general in nature or driven by business performance measures are classified as revenue. For all periods presented, all grants recognized in the statements of operations have been classified as revenue.

        Grants are sometimes received as part of a package of financial or fiscal aids to which a number of conditions are attached. In these instances, we recognize revenue when there is reasonable assurance that we will be able to comply with the conditions attaching to the grant and that the grant proceeds will be received. The timing of recognition varies, but is based on a systematic basis over the periods in which we recognize the activities for which the grant is intended to compensate. In order to do this, we are required to exercise judgment in the consideration of the expected activities, the grant periods and terms, and the stated objectives of the grant.

        In other circumstances, a government grant may be awarded for the purpose of giving immediate financial support to an entity rather than as an incentive to undertake specific activities or expenditures. In these instances, we recognize the grant into our results of operations when the conditions of receipt are satisfied.

        Income Taxes—In accordance with FASB ASC Subtopic 740-10, Income Taxes, deferred income tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is recorded to reduce net deferred income tax assets to amounts that are more likely than not to be realized.

        We, as well as our subsidiary, Digital Domain, collect sales tax amounts due to governmental authorities from customers. These payments are remitted to the appropriate taxing authority and recorded in our consolidated statements of operations on a net basis.

        Segment Reporting—Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our reportable segments are Feature Films, Commercials and Animation. The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes within the enterprise for making operating decisions, allocating resources, and monitoring performance, which is primarily based on the sources of revenue.

Impact of Inflation

        The effect of inflation and changing prices on our operations was not significant during the periods presented.

Recent Accounting Pronouncements

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other ("ASU No. 2011-08"). This ASU amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of this ASU are effective for reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU No. 2011-05"). This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in ASU No. 2011-05 require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. This ASU does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, this ASU does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance is for disclosure purposes only and will not have any impact on our consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs ("ASU No. 2011-04"). This ASU amends the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in ASU No. 2011-04 achieve the objectives of developing common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and improving their understandability. Some of the requirements clarify the FASB's intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The adoption of this guidance is for disclosure purposes only and will not have any impact on our consolidated financial statements.

        In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU No. 2010-29"). This ASU clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The provisions of ASU No. 2010-29 are effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of this guidance is for disclosure purposes only and did not have any impact on our consolidated financial statements.

        In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU No. 2010-28"). This ASU requires a company to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require an entity to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The provisions of ASU No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU No. 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, this ASU requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is for disclosure purposes only and did not have any impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash and cash equivalents balance as of December 31, 2011 and 2010 was held in money market accounts or invested in investment grade commercial paper with maturities of less than 90 days. Management does not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Any future declines in interest rates will, however, reduce future investment income. As our cash held in trust is held at the City of Port St. Lucie, Florida, the City has the market risk on this financial instrument.

        Digital Domain's Vancouver subsidiary's functional currency is the Canadian dollar. Assets and liabilities of this office are translated into U.S. dollars using exchange rates as of the respective balance sheet date, and revenues and expenses are translated into U.S. dollars using average exchange rates for the respective period covered. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in stockholders' equity. Currently, we do not hedge against translation gain and loss risks as we consider the net impact to our financial statements to be immaterial.

        In addition, one of our subsidiaries has issued warrants to third parties that can be settled at the request of the holder for cash under certain conditions. A 10% increase or decrease in the underlying value of our subsidiary can result in a $0.5 million change in the ultimate settlement value of these instruments.

        We had issued warrants to purchase shares of our Series A Preferred Stock and notes containing convertible debt features classified as liabilities, which are not considered indexed to our underlying stock value. These liabilities cannot be converted to cash by the holder and can ultimately be converted into shares of our Common Stock. Upon the consummation of the IPO, all of these warrants and certain of these convertible notes were converted automatically into shares of our common stock.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Digital Domain Media Group, Inc. and subsidiaries

        We have audited the accompanying consolidated balance sheets of Digital Domain Media Group, Inc., formerly known as Digital Domain Holdings Corporation and Wyndcrest DD Florida, Inc., and subsidiaries (collectively, the "Company" or "Digital Domain Media Group") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the years ended December 31, 2011 and 2010, the period from January 7, 2009 (Inception Date) to December 31, 2009 (Successor Entity) and for the nine months ended September 30, 2009 for Digital Domain, formerly Wyndcrest DD Holdings, Inc. (collectively, "Digital Domain" or, prior to the acquisition, "Predecessor Entity"). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Digital Domain Media Group, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended December 31, 2011 and 2010, the period from January 7, 2009 (Inception Date) to December 31, 2009 (Successor Entity) and for the nine months ended September 30, 2009 (Predecessor Entity) in conformity with U.S. generally accepted accounting principles.

/s/ SingerLewak LLP

Los Angeles, California
March 30, 2012

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands)

	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$29,413	$11,986
Cash, held in trust—short term	2,449	—
Contracts receivable, net	3,110	2,406
Tax credits receivable	2,365	—
Prepaid expenses and other current assets	5,335	2,335

Total current assets	42,672	16,727
Cash, held in trust	4,233	31,219
Restricted cash	71	978
Property and equipment—net	80,141	47,895
Trade name	15,410	15,410
Unpatented technology—net	20,106	22,698
Other intangible assets—net	7,105	7,963
Goodwill	18,081	18,081
Deferred debt issuance costs—net	3,022	5,017
Equity investments	2,205	—
Film inventory	4,720	682
Other assets	75	50

Total assets	$197,841	$166,720

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(In Thousands)

	December 31, 2011	December 31, 2010
Liabilities, Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$21,474	$13,243
Advance payments and deferred revenue	8,442	15,853
Deferred grant revenue from governmental agencies, short-term	2,988	2,300
Government bond obligation, short-term	3,399	660
Short-term converible notes and notes payable—net	17,612	1,054
Warrant and other debt-related liabilities, short-term	6,462	9,240
Unearned revenue, short-term	361	—
Current portion of capital lease obligations	763	1,000

Total current liabilities	61,501	43,350
Capital lease obligations—net of current portion	530	1,355
Warrant and other debt-related liabilities	20,930	40,493
Deferred grant revenue from governmental agencies	9,547	9,060
Convertible notes payable—net	455	931
Notes payable—net	—	7,373
Deferred income tax liability	6,189	6,183
Deferred revenue land grant	20,300	20,300
Earn out liability	3,174	3,120
Government bond obligation—net	36,155	38,301
Unearned revenue—net of current portion	3,172	—

Total liabilities	161,953	170,466

Commitments and contingencies
Convertible preferred stock, $0.01 par value, 25,000,000 shares and no shares authorized at December 31, 2011 and 2010, respectively; including Preferred Stock A series 100,000 and no shares designated; no shares issued or outstanding at December 31, 2011 and 2010, respectively.	—	—
Stockholders' equity (deficit):
Common stock, $0.01 par value and no par value at December 31, 2011 and December 31, 2010, respectively—100,000,000 shares authorized, and 39,515,326 and 13,002,832 shares issued, and 39,384,003 and 13,002,832 outstanding as of December 31, 2011 and 2010, respectively.	396	130
Additional paid-in capital	213,651	27,516
Accumulated other comprehensive income (loss)	34	(66)
Accumulated deficit	(183,802)	(43,100)
Treasury stock, at cost	(829)	—

Total stockholders' equity (deficit) before non-controlling interests	29,450	(15,520)
Non-controlling interests	6,438	11,774

Total stockholders' equity (deficit)	35,888	(3,746)

Total liabilities, preferred stock and stockholders' equity (deficit)	$197,841	$166,720

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Share and Per Share Data)

	Successor			Predecessor
			For the Period from January 7 (the inception date) through December 31, 2009
	Year Ended December 31,			For the Nine Months Ended September 30, 2009
	2011	2010
Revenues:
Production revenues	$95,611	$101,859	$15,582	$48,360
Grant revenues from governmental agencies	2,955	3,340	6,800	—
Licensing revenue	60	—	—	—

Total revenues	98,626	105,199	22,382	48,360

Costs and expenses:
Cost of revenues, excluding depreciation and amortization	93,839	83,894	11,964	44,554
Depreciation expense	13,308	7,349	1,436	5,157
Selling, general and administrative expenses	63,137	25,479	5,172	10,929
Amortization of intangible assets	3,451	2,935	734	—

Total costs and expenses	173,735	119,657	19,306	60,640

Operating income (loss)	(75,109)	(14,458)	3,076	(12,280)
Other income (expenses):
Interest and finance expense:
Issuance of and changes in fair value of warrant and other debt-related liabilities	(35,820)	(24,321)	(296)	(11,932)
Amortization of discount and issuance costs on notes payable	(13,201)	(3,633)	(644)	(599)
Losses on debt extinguishments	(18,256)	—	—	(6,311)
Interest expense on notes payable	(3,495)	(2,790)	(530)	(1,971)
Interest expense on capital lease obligations	(302)	(245)	—	(223)
Adjustment of held interest in business combination	—	—	3,528	—
Other income (expense), net	2,095	254	122	108

Income (loss) before income taxes	(144,088)	(45,193)	5,256	(33,208)
Income tax expense (benefit)	132	25	—	—

Income (loss) from continuing operations	(144,220)	(45,218)	5,256	(33,208)
Loss from discontinued operations—net of tax	—	—	—	(2,429)
Gain from sale of discontinued operations—net of tax	—	—	—	9,241

Net income (loss) before non-controlling interests	(144,220)	(45,218)	5,256	(26,396)
Net loss attributable to non-controlling interests	3,518	2,747	2,703	—

Net income (loss) attributable to Digital Domain Media Group, Inc.	(140,702)	(42,471)	7,959	(26,396)
Preferred stockholders accretion, deemed dividends and income participation	—	—	—	(889)

Net income (loss) attributable to common stockholders	$(140,702)	$(42,471)	$7,959	$(27,285)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, Except Share and Per Share Data)

	Successor			Predecessor
			For the Period from January 7 (the inception date) through December 31, 2009
	Year Ended December 31,			For the Nine Months Ended September 30, 2009
Earnings (loss) per Share	2011	2010
Income (loss) from continuing operations	$(144,220)	$(45,218)	$5,256	(33,208)
Loss from discontinued operations—net of tax	—	—	—	(2,429)
Gain from sale of discontinued operations—net of tax	—	—	—	9,241
Net loss attributable to non-controlling interests	3,518	2,747	2,703	—
Preferred stockholders accretion deemed dividends, and income participation	—	—	—	(889)

Net income (loss) attributable to common stockholders	$(140,702)	$(42,471)	$7,959	$(27,285)

Weighted average number of common shares outstanding:
Basic	19,424,479	12,372,357	12,226,107	13,109,267

Diluted	19,424,479	12,372,357	12,769,928	13,109,627

Basic loss per share:
Loss before non-controlling interests	$(7.42)	$(3.65)	$0.43	$(2.53)
Loss from discontinued operations—net of tax	—	—	—	(0.19)
Gain from sale of discontinued operations—net of tax	—	—	—	0.71
Net loss attributable to non-controlling interests	0.18	0.22	0.22	(0.07)

Basic loss per share attributable to Common Stockholders	$(7.24)	$(3.43)	$0.65	$(2.08)

Diluted loss per share:
Loss before non-controlling interests	$(7.42)	$(3.65)	$0.41	$(2.53)
Loss from discontinued operations—net of tax	—	—	—	(0.19)
Gain from sale of discontinued operations—net of tax	—	—	—	0.71
Net loss attributable to non-controlling interests	0.18	0.22	0.21	(0.07)

Diluted loss per share attributable to Common Stockholders	$(7.24)	$(3.43)	$0.62	$(2.08)

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Share Data)

	Shares	Par Value	Additional Paid-In Capital	Accumulated Comprehensive Income (Loss)	Accumulated Deficit	Non Controlling Interests	Treasury Stock	Total	Comprehensive Income (Loss)
Balance—January 7, 2009 (inception date—Successor)	12,226,107	$—	$—	$—	$—	$—	$—	—	$—
Issuance of option to purchase common stock	—	—	6,594	—	—	—	—	6,594	—
Stock-based compensation	—	—	285	—	—	—	—	285	—
Stockholder distributions	—	—	—	—	(8,588)	—	—	(8,588)	—
Purchase of Digital Domain and establishment of non-controlling interests in subsidiary	—	—	—	—	—	27,272	—	27,272	—
Net income attributable to the Successor	—	—	—	—	7,959	—	—	7,959	7,959
Net income attributable to non-controlling interests	—	—	—	—	—	(2,703)	—	(2,703)	—

Comprehensive income	—	—	—	—	—	—	—	—	$7,959

Balance—December 31, 2009—(Successor)	12,226,107	$—	$6,879	$—	$(629)	$24,569	$—	$30,819	$—
Amendment to Articles of Incorporation to change common stock from no par value to $0.01 par value per share	—	122	(122)	—	—	—	—	—	—
Issuance of common stock	166,775	2	996	—	—	—	—	998	—
Issuance of common stock to acquire common stock in subsidiary	186,663	2	564	—	—	(298)	—	268	—
Acquisition of common stock in subsidiary	—	—	4,913	—	—	(5,468)	—	(555)	—
Issuance of warrants in connection with purchase of common stock of subsidiary	—	—	2,938	—	—	(4,238)	—	(1,300)	—
Stock-based compensation	—	—	1,852	—	—	—	—	1,852	—
Issuance of warrants in connection with financing transactions	—	—	7,557	—	—	—	—	7,557	—
Stock issued in acquisition of business	423,287	4	1,939	—	—	—	—	1,943	—
Foreign currency translation loss	—	—	—	(66)	—	(44)	—	(110)	(66)
Net loss attributable to the Successor	—	—	—	—	(42,471)	—	—	(42,471)	(42,471)
Net loss attributable to non-controlling interests	—	—	—	—	—	(2,747)	—	(2,747)	—

Comprehensive loss	—	—	—	—	—	—	—	—	$(42,537)

Balance, December 31, 2010	13,002,832	130	27,516	(66)	(43,100)	11,774	—	(3,746)	$—
Issuance of common stock	6,955,001	70	48,428	—	—	—	—	48,498	—
Issuance of common stock of subsidiaries	—	—	15,025	—	—	4,870	—	19,895	—
Issuance of warrants in connection with private placements	—	—	7,583	—	—	—	—	7,583	—
Issuance of common stock to acquire common stock in subsidiary	22,666	1	15	—	—	(16)	—	—	—
Issuance of common stock upon exchange of stock in subsidiary	2,866,045	29	8,013	—	—	(8,042)	—	—	—
Issuance of common stock upon conversion of debt	15,818,508	158	102,532	—	—	—	(95)	102,595	—
Exercise of warrants	839,105	8	—	—	—	—	—	8	—
Stock-based compensation	—	—	25,380	—	—	1,345	—	26,725	—
Purchase of warrants	—	—	(8,000)	—	—	—	—	(8,000)	—
Recognition of beneficial conversion feature	—	—	3,523					3,523	—
Recognition of convertible conversion warrants	—	—	(16,364)					(16,364)	—
Foreign currency translation gain	—	—	—	100	—	25	—	125	100
Net loss attributable to Successor	—	—	—	—	(140,702)	—	—	(140,702)	(140,702)
Net loss attributable to non-controlling interests	—	—	—	—	—	(3,518)	—	(3,518)	—
Purchase of treasury stock	(120,154)	—	—	—	—	—	(734)	(734)

Comprehensive loss	—	—	—	—	—	—	—	—	$(140,602)

Balance, December 31, 2011	39,384,003	$396	$213,651	$34	$(183,802)	$6,438	$(829)	$35,888

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Successor			Predecessor
			For the Period from January 7 (the inception date) through December 31, 2009
	Year Ended December 31,
				For the Nine Months Ended September 30, 2009
	2011	2010
Cash flows from operating activities:
Net income (loss) before non-controlling interests	$(144,220)	$(45,218)	$5,256	$(26,396)
Adjustments to reconcile net income (loss) before non-controlling interests to net cash provided by (used in) operating activities:
Depreciation and amortization of property and equipment and intangible assets	16,758	10,284	2,170	5,194
Amortization of discount on and issuance costs of notes payable	13,201	3,633	644	8,246
Interest added to principal on notes payable	173	270	97	631
Gain on sale of discontinued operations	—	—	—	(9,241)
Changes related to fair value of warrant and other debt—related liabilities	35,820	24,321	296	11,932
Loss on debt extinguishments	18,256	—	—	—
Stock-based compensation	26,725	1,852	285	2,476
Adjustment of held interest in business combination		—	(3,528)	—
Interest on government obligation	543	51	—	—
Warrants issued to service providers	—	1,967	—	—
Increase in earn out liability	53	—	—	—
Changes in operating assets and liabilities, net of effect of acquisitions:
Contracts receivable	(728)	725	(3,164)	(927)
Tax credits receivable	(2,365)	—	—	—
Prepaid expenses and other assets	(4,469)	(439)	(55)	257
Film inventory	(4,034)	(694)	—	—
Accounts payable and accrued liabilities	3,203	4,677	(4,369)	2,570
Advance payments and deferred revenue	(7,340)	11,555	4,299	4,590
Contract obligations	—	(5,524)	(1,526)	—
Deferred income tax liability	(196)	—	—	—
Unearned revenue	3,533	—	—	—
Deferred grant revenue from governmental agencies	2,894	8,160	3,200	—

Net cash provided by (used in) operating activities	(42,193)	15,620	3,605	(668)

Cash flows from investing activities:
Proceeds from sale of discontinued operations—net of cash sold	—	—	—	10,497
Purchases of property and equipment	(17,227)	(10,640)	(1,393)	(1,701)
Purchases of common stock	—	(3,555)	(90)	—
Purchase of business-net of cash acquired	—	—	(1,137)	—
Changes in restricted cash	907	(65)	(914)	—
Land acquired from government grants	—	(27)	—	—
Investment in equity investments	(2,205)	—	—	—

Net cash provided by (used in) investing activities	(18,525)	(14,287)	(3,534)	8,796

Cash flows from financing activities:
Stockholders distributions		—	(8,588)	(1,255)
Proceeds from sale of common stock	89,821	998	—	—
Proceeds from issuance of notes payable, preferred stock, and warrants	19,400	23,315	14,000	800
Purchase of warrants	(8,000)	—	—	—
Exercise of Series B preferred stock put	(5,000)	—	—	—
Payments of stock issuance costs	(5,321)	—	—	—
Offering costs paid	(8,191)	—	—	(650)
Repayments on notes payable	(3,054)	(16,064)	—	(9,995)
Payments on capital lease obligations	(1,052)	(1,843)	(370)	(1,221)
Payments of debt issuance costs	(506)	(761)	(55)	—
Deposit received on common stock	—	60	—	—

Net cash provided by (used in) financing activities	78,097	5,705	4,987	(12,321)

Effect of exchange rates on cash and cash equivalents	48	(110)	—	—
Net increase (decrease) in cash and cash equivalents	17,427	6,928	5,058	(4,193)
Cash and cash equivalents at beginning of period	11,986	5,058	—	6,056

Cash and cash equivalents at end of period	$29,413	$11,986	$5,058	$1,863

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

Supplemental disclosure of cash flow information—cash paid during the period for:
Interest	$2,807	$2,405	$1,465	$2,674
Taxes	—	47	—	—
Non-cash investing and financing activities:
Stock option issued as compensation in connection with a financing transaction	—	1,966	6,594	—
Warrants issued as compensation in connection with financings and other transactions	11,061	17,915	—	4,415
Debt extinguishments	18,807	10,157	—	—
Debt discounts established after debt extinguishments	(3,542)	(10,157)	—	—
Deferred debt issue costs capitalized from warrants issued	3,930	4,745	—	—
Write-off of deferred debt issue costs upon conversion of debt to equity	(2,991)	—	—	—
Purchase of property and equipment in accounts payable at period end	1,117	408	20	334
Purchase of property and equipment with assets held in trust	25,262	7,031	—	—
Investments in assets held in trust financed by government bonds	—	38,250	—	—
Capital lease obligations entered into during the period	—	1,932	1,087	263
Land grant from government entities	—	20,327	—	—
Put liability attached to commercial lender debt	—	512	—	—
Amortization of discount on bond obligation	117	51	—	—
Bond interest capitalized to construction-in-progress	1,876	1,273	—	—
Shares issued from deposits collected in the prior period	60	—	—	—
Shares issued from exchange of subsidiary shares	2,889	—	—	—
Shares issued from conversion of debt to equity	15,830	—	—	—

The accompanying notes are an integral part of these consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

1. COMPANY BACKGROUND AND OVERVIEW

        Description of Business—Digital Domain Media Group, Inc., formerly known as Digital Domain Holdings Corporation and Wyndcrest DD Florida, Inc., a Florida corporation incorporated on January 7, 2009 (the "Inception Date"), and subsidiaries (collectively, "Digital Domain Media Group", the "Company" or, after the acquisition, the "Successor") is a digital production and animation company focused on the creation of original content animation feature films and the development of computer-generated imagery ("CG"), including three-dimensional stereoscopic ("3D") imagery, for large-scale feature films and transmedia advertising.

        In October 2009, the Company acquired a controlling interest in Digital Domain, formerly Wyndcrest DD Holdings, Inc., and its subsidiary, Digital Domain Productions, Inc. (collectively, "Digital Domain" or, before the acquisition, the "Predecessor"). Digital Domain is a Delaware corporation incorporated on April 28, 2006 for the specific purpose of acquiring Digital Domain Productions, Inc. ("Digital Domain Productions"). Digital Domain Productions, Inc., also a Delaware corporation, was incorporated in April 1993. Digital Domain creates state-of-the-art digital imagery for feature films ("Feature Films"), television advertising ("Commercials"), interactive visual media and the video game industry ("Animation Studio").

        Since inception, Digital Domain has provided visual effects ("VFX") and animation for feature films, including Thor; TRON: Legacy; Transformers; The Curious Case of Benjamin Button; Titanic and Apollo 13.

        In November 2010, the Company acquired substantially all of the tangible and intangible assets of In-Three, Inc. ("In-Three"), a Nevada corporation. The results of operations have been included in the consolidated financial statements since that date. In-Three is a provider of proprietary Dimensionalization® solutions for the conversion of two dimensional ("2D") content into high quality 3D stereo imagery, including a software product, known as Intrigue, that converts entertainment media from 2D to 3D. In-Three's product offerings enable the Company to offer a digital production and stereo conversion solution to studios and filmmakers. By integrating In-Three's technology and team, the Company plans to use, and offer its clients the use of, an expanded set of creative and development capabilities.

        In October 2010, the Company founded Digital Domain Institute, Inc. ("DDI"), a for-profit post-secondary educational institution in partnership with Florida State University ("FSU"). In December 2010, the City of West Palm Beach granted the Company title to land for DDI's headquarters and primary campus facility. In April 2011, the Company entered into agreements with FSU establishing a public-private education partnership whereby DDI graduates will receive fully-accredited four-year Bachelor degrees from FSU. Working with FSU's College of Motion Picture Arts and the Florida Department of Education, the Company has designed a curriculum for DDI that will produce graduates possessing both traditional motion picture arts and technical animation and visual effects CG skills.

        The Company's core business focuses include co-producing feature films with major motion picture studios, operating a family animation feature film studio, developing an institute of higher education focused on digital animation and related disciplines, and launching new market initiatives such as the

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

1. COMPANY BACKGROUND AND OVERVIEW (Continued)

extension of its core digital production and animation services to clients outside the entertainment industry. As part of these initiatives, the Company is the recipient of grant awards and other incentives (further detailed in Note 7) totaling $135 million in the form of cash, future donations of land, building and equipment financing, and tax incentives.

Initial Public Offering ("IPO")

        The Company completed its IPO on November 18, 2011. In the IPO, the Company sold 4,920,000 new shares of common stock at an offering price of $8.50 per share. The gross proceeds of the IPO were $41.8 million. The net proceeds of the IPO after payment of underwriting fees and other related expenses were $33.2 million. In accordance with ASC 815-40-35-9, the Company recognized a charge to additional paid in capital of $16.4 million for existing warrants that became a liability upon the Company becoming a public company. The senior convertible debt aggregating $14.1 million and related warrant liabilities aggregating $79.9 million were converted into equity at the date of the IPO, which increased stockholders' equity by $94.0 million. Therefore, the net increase in stockholders' equity from the IPO was $110.8 million.

        Liquidity and Capital Resources—The Predecessor has a history of losses, including a $26.4 million loss for the nine months ended September 30, 2009 ("2009 Predecessor Period"). The Successor has a limited operating history, had a deficit of working capital of $18.8 million as of December 31, 2011 and had a $140.7 million loss and used $42.2 million to fund cash flows from operations for the year ended December 31, 2011. The Company has worked to improve its working capital, including improving its cash flows from operations and securing funding from Palm Beach Capital Funds 1, 2 and 3 and, subsequent to June 30, 2011, Comvest Capital ("Comvest") as described in Note 16.

        Digital Domain will continue to rely upon its ability to win awards of new major film and commercial projects as well as funding from the Company. However, if it does not enter into an adequate number of contracts for new films and commercial projects and is unable to obtain funding from the Successor, Digital Domain may need to do one or more of the following to raise additional resources or reduce cash requirements:

  •
  secure additional short-term debt financing;

  •
  secure additional long-term debt financing;

  •
  secure additional equity financing;

  •
  further reduce operating expenditures; or

  •
  increase sales to current customers and markets

        The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amounts of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

2. BUSINESS ACQUISITIONS

Acquisition of Predecessor

        During 2009, the Company acquired the Predecessor through two transactions: (a) on September 30, 2009, the Company purchased, from the Company's Chairman and Chief Executive Officer and the Company's Board of Director's Member and Chief Financial Officer, a total of 1,741,667 shares of Digital Domain's Common Stock which represented 13.2% of Digital Domain's outstanding Common Stock on that date (see Note 22). The Company recorded this initial investment at cost and carried the investment using the cost method for the 15-day period until the Acquisition occurred; and (b) on October 1, 2009 and on October 15, 2009 (the "Closing" or "Acquisition Date"), the Company acquired 666,667 shares and 1,666,667 shares, respectively, for an aggregate total of 2,333,334 shares of Series C 8% Cumulative Convertible Preferred Stock ("Series C Preferred Stock") from the Predecessor. The purchase price for the 2,333,334 shares of Series C Preferred Stock was $7.0 million ("2009 Series C Preferred Stock"). Simultaneously with the purchase of the 2009 Series C Preferred Stock, the Company purchased the Predecessor's ongoing rights to participate in the profits of the movie Titanic for an additional $1.0 million, bringing the aggregate purchase price to $8.0 million (see Note 22). As the two transactions occurred simultaneously, they have been accounted for as a single transaction.

        The holders of 2009 Series C Preferred Stock had the right to vote on any matter submitted to a vote of the holders of common stock or Series C Preferred Stock. The number of votes in which holders of Series C Preferred Stock was entitled equaled the number of shares of Common Stock into which such shares of Series C Preferred Stock was then convertible. The Series C Preferred Stock was convertible, in aggregate, into such number of shares of Common Stock as was equal to 51% of the fully diluted shares of Digital Domain's common stock assuming conversion of all warrants, preferred stock and options to purchase shares of the Predecessor's Common Stock into common stock as of October 15, 2009.

        On May 24, 2010, the Company elected to convert all 2,333,334 shares of its 2009 Series C Preferred Stock into approximately 22 million shares of Digital Domain's Common Stock. See Note 18 for further details of the rights of conversion.

        In connection with the proceeds from the sale of Series C Preferred Stock, Falcon Mezzanine Partners II, LP ("Falcon") irrevocably waived all prior financial covenant breaches by the Predecessor, and the Predecessor was required to pay down the Falcon debt by $3.0 million, including accrued interest and prepayment penalties. In addition, the financial covenants under the cumulative outstanding debt with Falcon were significantly altered to include only closing cash covenants, and an accelerated debt repayment schedule was entered into. See Note 16 for further details.

        In accordance with guidance provided in Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 805, Business Combinations, this transaction was accounted for under the acquisition method of accounting. Accordingly, the Company was required to record the fair value of the assets acquired and liabilities assumed in the acquisition. The Company used techniques such as discounted cash flow models and multiples of revenue models in valuing the various elements of Digital Domain.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

2. BUSINESS ACQUISITIONS (Continued)

        The following table summarizes the fair value of assets acquired, liabilities assumed, the purchase price and the fair value of the non-controlling interests in the Predecessor as of the Acquisition Date (in thousands):

Net assets acquired:
Cash and cash equivalents	$6,863
Prepaid expenses and other assets	1,695
Property and equipment	13,578
Trade name	14,800
Unpatented technology	25,700
Other intangible assets	6,600
Goodwill	15,282

Fair value of assets	84,518

Accounts payable and accrued liabilities	12,375
Acquired contract obligations	7,050
Notes payable	8,971
Capital lease obligations	1,549
Warrant and debt-related liabilities	9,500
Deferred income tax liability	6,183

Fair value of liabilities	45,628

Net assets acquired	$38,890

Purchase price:
Cash	$8,000
Fair value of non-controlling interests	36,772
Fair value of previously held equity interest	3,618

Total purchase price	48,390
Less: non-controlling interests classified as equity	(9,500)

Net assets acquired	$38,890

        The weighted-average amortizable life for all identifiable intangible assets, excluding the Trade name, at the time of acquisition was 11.7 years. The Trade name has an indefinite life and will be evaluated on an annual basis in accordance with the Company's established policies described in Note 4 and further disclosed in Note 10.

        The acquisition of the Predecessor resulted in Goodwill of $15.3 million, none of which is deductible for tax purposes. Such Goodwill resulting from the acquisition of the Predecessor reflects the $8.0 million paid by the Company, the $27.3 million fair value of the non-controlling interests, and the $3.6 million fair value of the previously held equity interests in the Predecessor, over the $38.9 million fair value of the net assets acquired including Goodwill. Goodwill was allocated to the reporting units as follows: $12.3 million to Feature Films and $3.0 million to Commercials.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

2. BUSINESS ACQUISITIONS (Continued)

        While there was only nominal income statement activity for the Successor from the Inception Date through September 30, 2009 other than Grant revenues for government agencies, the amounts of revenue and earnings of the Predecessor since the Acquisition Date included in the consolidated statement of operations for the Period from January 7 (the Inception Date) through December 31, 2009 are as follows (in thousands):

Revenues	$15,582

Net loss before non-controlling interests	$(3,115)
Net income attributable to non-controlling interests	2,703

Net loss attributable to common stockholders	$(412)

        At various times during 2009 and 2010, the Company purchased an additional 1.7 million and 4.9 million shares, respectively, for a cumulative total of 6.6 million shares, of Digital Domain's Common Stock from various investors, some of which were from related parties (see Note 22). The shares of Digital Domain's common stock the Company purchased during 2009 were remeasured to fair value as of the Acquisition Date, resulting in a gain of $3.5 million, which is reflected as Adjustment of held interest in business combination in the accompanying consolidated statement of operations for the period from January 7, 2009 (the Inception Date) through December 31, 2009, inclusive of the operations of Digital Domain from the Acquisition Date through December 31, 2009.

        During 2010, the Company purchased an additional 666,667 shares of Series C Preferred Stock from Digital Domain for $2.0 million, with terms similar to the previous purchases. See Note 18 for further discussion.

        During the year ended December 31, 2011, five shareholders of Digital Domain's Common Stock exchanged 4,600,001 shares of Digital Domain's Common Stock, for 2,866,045 shares of the Company's Common Stock. These exchanges increased the Company's controlling interest in Digital Domain. See Notes 4, 18, 19, 22 and 24 for further discussion.

        Supplemental Pro Forma Information (unaudited)—Supplemental information on an unaudited pro forma basis, as if the acquisition had been consummated at the Inception Date and for the period from

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

2. BUSINESS ACQUISITIONS (Continued)

January 7, 2009 (the Inception Date) through December 31, 2009 are as follows (in thousands, except share and per share data):

For the Period from January 7, 2009 (the inception date) through December 31, 2009
Total revenues	$66,800

Operating income	$(12,669)

Loss from continuing operations	$(24,777)
Loss from discontinued operations—net of tax	(2,429)
Gain from sale of discontinued operations—net of tax	9,241

Net loss before non-controlling interests	(17,965)
Net loss attributable to non-controlling interests	21,206

Net income attributable to Digital Domain Media Group, Inc.	3,241
Preferred stockholders accretion, deemed dividends and income participation	(889)

Net income attributable to Common Stockholders	$2,352

Weighted average number of common shares outstanding
Basic	12,226,107
Diluted	14,383,656
Basic earnings (loss) per share:
Loss from continuing operations	$(2.03)
Discontinued operations	0.56
Net loss attributable to non-controlling interests	1.73
Preferred stockholders accretion, deemed dividends and income participation	(0.07)

Basic income per share attributable to Common Stockholders	$0.19

Diluted earnings (loss) per share:
Loss from continuing operations	$(1.72)
Discontinued operations	0.47
Net loss attributable to non-controlling interests	1.47
Preferred stockholders accretion, deemed dividends and income participation	(0.06)

Diluted income per share attributable to Common Shareholders	$0.16

        The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that have been realized had the acquisition been consolidated beginning with the Inception Date.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

2. BUSINESS ACQUISITIONS (Continued)

Acquisition of In-Three

        On November 22, 2010, the Company acquired substantially all of the interests of In-Three, Inc., a Nevada corporation. The results of operations have been included in the consolidated financial statements since that date. In-Three is a provider of proprietary Dimensionalization® solutions for the conversion of 2D content into high-quality 3D stereo imagery, including a software product, known as Intrigue, that converts entertainment media from 2D to 3D. In-Three's product offerings enable the Company to offer a digital production and stereo conversion solution to studios and filmmakers. By integrating In-Three's technology and team, the Company plans to use, and offer its clients the use of, an expanded set of creative and development capabilities.

        In-Three was purchased for 423,287 shares of the Company's Common Stock, plus contingent consideration in the form of royalty payments as follows: payment of the contingent consideration will continue until the earlier to occur of the fifth anniversary of the closing date or the date on which the sum of the contingent consideration and the value of the Common Stock exceeds $22.0 million. If on the fifth anniversary of the closing date the sum of the contingent consideration and the value of the Common Stock do not exceed $22.0 million, then the contingent consideration will continue until such time as the sum equals $12.0 million in royalties. In addition, the Company paid $0.9 million for certain assets of In-Three.

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

        The following table summarizes the components of the total consideration paid to acquire In-Three (in thousands):

Amount
Cash paid on closing date	$870
Contingent consideration(a)	3,120
Equity	1,943

Total consideration	$5,933

(a)
Payment of the contingent consideration will continue until the earlier to occur of the fifth anniversary of the closing date or the date on which the sum of the contingent consideration and the value of the Common Stock exceeds $22.0 million. If on the fifth anniversary of the Closing Date, the sum of the contingent consideration and the value of

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

2. BUSINESS ACQUISITIONS (Continued)

  the Common Stock do not exceed $22.0 million, then the contingent consideration will continue until such time as the sum equals $12.0 million in royalties.

          The following table summarizes the purchase price allocation of the total consideration paid to acquire In-Three (in thousands):

Amount
Property and equipment	$494
Intellectual properties	2,030
Trade name	610
Goodwill(b)	2,799

Total net assets	$5,933

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

        In-Three recognized revenue on a completed contracts basis in which contract revenues and related cost of revenues are deferred until the completion of all deliverables agreed to in the contract have occurred and the customer has accepted delivery of the final product. During the interim period ended September 30, 2010 and 2009, In-Three had three contracts with customers. Two of these contracts were separate independent contracts for two unrelated 3D films with a single customer that accounts for a majority of the Company's historical revenue. The Company expects to continue its business relationship with this customer for future services. The third contract was with a different customer and accounts for the balance of deferred revenue as of September 30, 2010 and a refund demand that occurred in August 2010. As the Company did not assume the obligation for this customer, the Company did not recognize a liability for any deferred revenue related to In-Three.

        In-Three recognized a decline in revenues during the interim period ended September 30, 2010 which was due to the substantially smaller dollar value of the contract that was completed during the interim period ended September 30, 2010 as compared to the contract completed during the interim period ended September 30, 2009. In-Three did not have any other completed contracts during these interim periods that were of significant dollar value. The deferral of revenue recognition relating to the refund demand that occurred in August 2010 is not directly related to the decline in revenue during the interim period ended September 30, 2010.

        The weighted-average amortizable life for all identifiable intangible assets, excluding the Trade name, was 6.2 years. The Trade name has an indefinite life and will be evaluated on an annual basis in accordance with the Company's established policies described in Note 4 and further disclosed in

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

2. BUSINESS ACQUISITIONS (Continued)

Note 10. The Company did not assume any liabilities of In-Three, and therefore did not recognize a liability for any deferred revenue of In-Three. Furthermore, no deferred revenue was included in the above purchase price allocation.

        As of December 31, 2011, the accounting for this business acquisition is subject to final adjustment primarily for the useful lives of intangible assets, amounts allocated to intangible assets and goodwill, and for settlement of post-closing purchase price adjustments.

        The amounts expensed for transaction costs and the costs of integrating the acquired business into the Company were not material.

        Supplemental Pro Forma Information (unaudited)—Supplemental information on an unaudited pro forma basis (i) as if the acquisition had been consummated at January 1, 2010, for the period from January 1, 2010 through December 31, 2010 and (ii) as if the acquisition had been consummated at the Inception Date and for the period from January 7, 2009 (the Inception Date) through December 31, 2009:

	Pro Forma
	For the Year Ended December 31, 2010 (unaudited)	January 7 (the Inception Date) through December 31, 2009 (unaudited)
Total revenues	$106,075	$25,141

Operating loss	$(20,328)	$(3,114)

Net loss before non-controlling interests	$(52,640)	$(2,267)
Net loss attributable to non-controlling interests	2,747	2,703

Net (loss) income attributable to Common Stockholders	$(49,893)	$436

Weighted average number of common shares outstanding
Basic	12,750,237	12,649,394
Diluted	12,750,237	13,193,215
Basic loss per share:
Loss from continuing operations	$(4.13)	$(0.18)
Net loss attributable to non-controlling interests	0.22	0.21

Basic loss per share	$(3.91)	$0.03

Diluted loss per share:
Income from continuing operations	$(4.13)	$(0.18)
Net loss attributable to non-controlling interests	0.22	0.21

Diluted loss per share	$(3.91)	$0.03

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

2. BUSINESS ACQUISITIONS (Continued)

        The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and reflect amortization of intangible assets as a result of the acquisition. The pro forma results are not necessarily indicative of the results that have been realized had the acquisition been consolidated as of the beginning of the respective periods indicated.

        Common share equivalents have been excluded from the computation of diluted earnings per share for the year ended December 31, 2010, as the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive.

3. COLLABORATIVE ARRANGEMENTS

Joint Marketing VFX Services Agreement

        On July 8, 2011 Digital Domain Productions, Inc., a wholly owned subsidiary of our subsidiary Digital Domain, entered into a Joint Marketing and Production VFX Services Agreement with RelianceMediaWorks Limited ("RMW"), a film and entertainment services company headquartered in Mumbai, India. The term of this agreement is three years, subject to Digital Domain Productions, Inc.'s option to extend for a fourth year. Pursuant to the terms of this agreement, RMW is responsible for creating and staffing studio facilities in both Mumbai and London, England, through which Digital Domain Productions, Inc. is to provide VFX services to its clients worldwide. In consideration of RMW's obligation to provide Digital Domain Productions, Inc. with turnkey studio facilities in these two cities, Digital Domain Productions, Inc. has agreed, pursuant to the terms of the agreement, to guarantee to RMW specified minimum monthly levels of production revenues generated at these facilities from Digital Domain Productions, Inc.'s VFX projects, in the following estimated annual amounts, based on the U.S. dollar/British pound exchange rate as of December 31, 2011, as applied to those payments under the agreement denominated in British pounds: $17.5 million for the first year of the term of the agreement, $26.6 million for the second year of such term, and $26.2 million for the third year of such term.

Co-Production in Feature Film Project

        On February 15, 2012, the Company entered into an Investment and Production Agreement with Ender's Game Holdings LLC ("EGH") and OddLot Entertainment LLC ("OLE") effective as of April 18, 2011, to provide financing and production services to co-produce the VFX action movie Ender's Game. Principal photography for Ender's Game began February 27, 2012, in New Orleans. The picture has a production budget slightly in excess of $100 million and is scheduled for theatrical release in Spring 2013. Distribution services are to be provided by Summit Entertainment. As of March 16, 2012 the Company and DD had collectively provided $12.1 million in financing. See Note 11 for further discussion.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation and Consolidation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

America ("US GAAP"). In the opinion of management, these financial statements, including unaudited financial statements for the interim periods, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. Included are the following consolidated financial statements:

  •
  Consolidated balance sheets, consolidated statements of operations, consolidated statements of stockholders' equity (deficit) and comprehensive loss and consolidated statements of cash flows as of and for the years ended December 31, 2011 and 2010, inclusive of the operations of In-Three from November 22, 2010, the date In-Three was acquired, through December 31, 2010 for the Successor.

  •
  Consolidated statement of operations, consolidated statements of stockholders' equity (deficit) and comprehensive loss and consolidated statement of cash flows as of and for the period from January 7, 2009 (the Inception Date) through December 31, 2009 (the period from the Inception Date through December 31, 2009 is referred to as "2009 Consolidated Period"), inclusive of the operations of Digital Domain from October 15, 2009, the date the Predecessor was acquired ("Acquisition Date"), through December 31, 2009 for the Successor.

  •
  Consolidated statement of operations, consolidated statement of stockholders' equity (deficit) and comprehensive loss and consolidated statement of cash flows as of and for the period from January 1, 2009 through September 30, 2009 ("2009 Predecessor Period") for the Predecessor.

        As a result of the Company's purchase on October 15, 2009 of the Predecessor's Series C Preferred Stock, in which it obtained control by acquiring a majority voting interest in the Predecessor, the Company has accounted for the transaction as an acquisition, and has included the Predecessor's consolidated financial statement results in the Company's consolidated financial statements as of September 30, 2009 for reporting purposes. The differences in the assets and operations at Digital Domain between September 30, 2009 and the Acquisition Date are not material.

        The accompanying consolidated financial statements include the accounts of Digital Domain Media Group, its majority-owned subsidiaries, Digital Domain and Digital Domain Institute, and its wholly-owned subsidiaries, DD3D, DDH Land Holdings, DDH Land Holdings II and Digital Domain International. All significant intercompany accounts and transactions have been eliminated in consolidation.

        The accompanying consolidated financial statements include certain reclassifications of prior period amounts in order to conform to current period presentation.

        Change in Control—In October 2009, the Company acquired a controlling interest in the Predecessor by providing $7.0 million in return for the issuance of Series C Preferred Stock of the Predecessor. The Company also purchased certain residual royalty rights to the movie Titanic for an additional $1.0 million (see Note 2). During 2010, the Company provided Digital Domain $2.0 million of additional equity capital in the form of purchases of additional Series C Preferred Stock (see Note 18). During the year ended December 31, 2011, five shareholders of Digital Domain's common

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

stock exchanged their entire holdings, or 4,600,001 shares of Digital Domain's common stock, for 2,866,045 shares of the Company's Common Stock (see Notes 2, 18, 19, 22 and 24).

        Stock Split (Successor)—On February 19, 2010, the Successor's Board of Directors approved a 2.26-to-1 stock split of the Company's Common Stock. All common share and per common share amounts in the accompanying consolidated financial statements of the Successor have been retroactively adjusted for all periods presented to give effect to the stock split.

        Discontinued Operations—During the year ended December 31, 2008, the Predecessor committed to a plan to sell The Foundry, which included the net assets relating to the Predecessor's compositing software product Nuke (collectively, "Discontinued Operations"). The Foundry was acquired in March 2007 and began selling and marketing Nuke in April 2007. The Foundry was sold on June 2, 2009 (see Note 23).

        In accordance with FASB ASC Topic 360, Property, Plant and Equipment, with effect as of January 1, 2008, the assets and liabilities of the Discontinued Operations were classified as held for sale and its operations reported as discontinued operations. As a result, the Predecessor has reclassified its accompanying consolidated statements of operations for all periods presented to reflect the Discontinued Operations as discontinued operations. In the consolidated statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations.

        All discussions and amounts in the accompanying consolidated financial statements and related notes, except for cash flows, for all periods presented relate to continuing operations only, unless otherwise noted. The Discontinued Operations are discussed further in Note 23.

        Foreign Currency Translation—Digital Domain has a subsidiary that operates in Canada. The functional currency is the Canadian dollar. The functional currency of The Foundry was the British pound sterling. Assets and liabilities were translated into US dollars using exchange rates in effect on the date of the balance sheets, and revenue and expenses were translated into US dollars using average exchange rates for the years then ended. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

        Use of Estimates—US GAAP requires management to make estimates and assumptions in the preparation of these consolidated financial statements that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

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

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

compensation; calculation of the warrant and other debt-related liabilities; and contingencies and litigation. The accounting policies for these areas are discussed in this Note and other notes to these consolidated financial statements.

        Digital Imagery Revenue—The Company and Predecessor recognize digital imagery revenue from fixed-price contracts, each consisting of an accepted written bid and agreed-upon payment schedule, for the development of digital imagery and image creation for the entertainment and advertising industries. Contracts to provide digital imagery are accounted for in accordance with FASB ASC Subtopic 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue recognition is initiated when persuasive evidence of an arrangement with a customer is established, which is upon entry by the Company, or the Predecessor, and the customer into a legally enforceable agreement. In accounting for the contracts, the cost-to-cost measures of the percentage-of-completion method of accounting are utilized in accordance with FASB ASC Subtopic 605-35. Under this method, revenues, including estimated earned fees or profits, are recorded as costs are incurred. For all contracts, revenues are calculated based on the percentage of total costs incurred compared to total estimated costs at completion. Contract costs include direct materials, direct labor costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. These costs are included in cost of revenues.

        The customer contracts in the digital imagery business represent binding agreements to provide digital effects to the customers' specifications. The contracts contain subjective standards applicable to the delivered digital effects and objective specifications that relate to the technical format for the digital effects delivered to customers. In all instances, the customer receives complete ownership rights in and to the digital effects as the effort progresses. In the event of a termination of a contract, ownership in the digital effects transfers to the customer, and the Company or Predecessor as the contractor is entitled to receive reimbursement of costs incurred up to that point and a reasonable profit. The contracts contain production schedules setting forth a timeline for production and a final delivery date for the completed digital effects.

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

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

estimates. A significant change in one or more projects could have a material adverse effect on the consolidated financial position or results of operations.

        Royalty Income—Royalty income is recognized as revenue when earned, estimable and collection is reasonably assured, which is generally when royalty statements become available. Royalty income was $88,000, $112,000, $28,000 and $80,000, during the years ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period, respectively. Royalty income is included within Other income in the Company's consolidated statements of operations.

        Licensing Income—Digital Domain Stereo Group, Inc., a wholly owned subsidiary of the Company, hold certain patents for 3D technology used in the conversion of 2D content into 3D. During the year ended December 31, 2011, the Company began offering non-exclusive licensing of this technology to third parties. The licensing payments received are being amortized into revenue over the life of each individual licensing agreement.

        Grants and Other Financial Assistance from Governmental Entities—The Company is the recipient of government stimulus financing, including cash, donations of land, building and equipment financing and tax incentives from multiple governmental entities. See further disclosure in Note 7.

        In recognizing the benefit of grants and other awards into the Company's consolidated results of operations in accordance with US GAAP, it considers intended use of and restrictions of the awards, the timing of payments, and requirements for the receipt of funds. In addition, factors are considered such as whether or not the incentive is for immediate financial support, or to encourage activities such as hiring and retention of employees, building facilities, or the achievement of other contractual milestones. In doing this, all potential contingencies on the grants, the objectives as stated in the grant agreements and the provisions related to any potential carve-back of grant monies, and its ability to meet those requirements, are considered.

        Each grant is evaluated to determine the propriety of classification on the statements of operations and balance sheets. Those grants that are substantively reimbursements of specific costs are matched with those costs and recorded as a reduction in expenses. Those benefits that are more general in nature or driven by business performance measures are classified as revenue. As of December 31, 2011 and 2010, all grants recognized in the consolidated statements of operations have been classified as revenue.

        Grants are sometimes received as part of a package of financial or fiscal aids to which a number of conditions are attached. In these instances, revenue is recognized when there is reasonable assurance that the Company will be able to comply with the conditions attaching to the grant and that the grant proceeds will be received. The timing of recognition varies, but is based on a systematic basis over the periods in which the activities for which the grant is intended to compensate are recognized. In order to do this, the Company is required to exercise judgment in the consideration of the expected activities, the grant periods and terms, and the stated objectives of the grant.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In other circumstances, a government grant may be awarded for the purpose of giving immediate financial support to the Company rather than as an incentive to undertake specific activities or expenditures. In these instances, the grant is recognized into the consolidated results of operations when the conditions of receipt are satisfied.

        Comprehensive Income—Comprehensive income consists of two components, net income and other comprehensive income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of stockholders' equity but are excluded from net income. For the years ended December 31, 2011 and 2010, and the 2009 Consolidated Period, respectively the amounts that were classified as other comprehensive income were not material.

        Fair Value Measurements—FASB ASC Subtopic 820-10, Fair Value Measurements, clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosure on fair value measurements. FASB ASC Subtopic 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Subtopic 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC Subtopic 820-10 describes three levels of inputs that may be used to measure fair value:

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

        Financial instruments, including Cash and cash equivalents; Contract receivables; Accounts payable and accrued liabilities; Advance payments and deferred revenue and Contract obligations are carried at amounts that approximate fair value due to the short maturity of such instruments.

        The Company's loans are carried at the principal amount less unamortized discounts.

        Certain non-financial assets are measured at fair value on a nonrecurring basis. Accordingly, these assets are not measured and adjusted to fair value on an ongoing basis but are subject to periodic impairment tests. These items primarily include long-lived assets, Goodwill and Other intangible assets.

        Cash equivalents as well as Cash, held in trust are measured at fair value using Level 1 inputs.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Warrant and other debt-related liabilities are measured at fair value on a recurring basis using Level 3 inputs. In valuing Warrant and other debt-related liabilities, a combination of valuation techniques is used including the income approach (based on the cash outlays estimated to be paid by the Company) or market approach and allocates the resulting value to various classes of equity using the option pricing method. The value of the warrants is then calculated by multiplying the resulting fair value per share of Common Stock by the number of shares of Common Stock into which the warrants are convertible.

        The table presented below summarizes the change in carrying value of Warrants and other debt-related liabilities for the years ended December 31, 2011 and 2010 (in thousands):

Total Warrants and Other Debt Related Liabilities (Level 3)
Balance, December 31, 2009	$9,796
Put liability recorded as debt discount	512
Preferred stock warrant issued recorded as deferred debt issue costs	917
Preferred stock warrant issued recorded as debt discount	17,915
Preferred stock warrant issued recorded as interest expense	9,571
Common stock conversion warrant issued recorded as interest expense	5,817
Changes in fair value of warrants	5,205

Balance, December 31, 2010	49,733
Exercise of Series B Preferred Stock put	(5,000)
Common stock conversion warrant issued recorded as debt discount	9,259
Common stock conversion warrant issued recorded as interest expense	5,398
Common stock conversion warrant issued recorded as deferred debt issue costs	3,930
Common stock conversion warrant issued recorded as additional paid in capital	16,364
Changes in fair value of warrants	30,422
Conversion of debt to stockholders' deficit	(82,714)

Balance, December 31, 2011	$27,392

        As of December 31, 2011 and 2010, the estimated fair value of convertible and other notes payable approximates the carrying value of such notes payable as the interest rate is variable and market-based. The face and paid-in-kind interest amount of the debt at December 31, 2011, 2010 and 2009 was $27.4

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

million, $31.0 million and $23.4 million, respectively. Unamortized debt discount and debt issue costs at these dates were $9.3 million, $21.6 million and $6.4 million, respectively.

Assets Measured at Fair Value on a Non-Recurring Basis

        The Company utilized the following assumptions for determination of the fair value of Warrant and other-debt related liabilities as of December 31, 2011, 2010 and 2009 respectively (as stated, except for fair value of liability with dollars in thousands):

		Private Equity Funds 1 and 2 Series A Preferred Stock Conversion Rights Recorded at Average of			Private Equity Fund 3 Series A Preferred Stock Conversion Rights
						Common Stock Conversion Rights	Falcon Notes Bridge Warrants	Comvest Capital II Protective Put
	Commercial Lender Put Liability	Five Year	Seven Year	Ten Year
2011:
Fair value of liability	$—	$—	$—	$—	$—	$17,748	$3,914	$5,730
Term in months	—	—	—	—	—	54	24	54
Risk free interest rate	—	—	—	—	—	0.71%	0.24%	0.71%
Volatility	—	—	—	—	—	75.93%	39.59%	75.93%
Dividend rate	—	—	—	—	—	—	—	—
2010:
Fair value of liability	$628	$31,403	$31,758	$32,008	$3,290	$5,480	$3,612	$—
Term in months	24	60	84	120	108	21	12	—
Risk free interest rate	0.40%	2.01%	2.71%	3.30%	3.30%	0.53%	0.29%	—
Volatility	53.10%	45.88%	46.92%	50.10%	48.93%	38.40%	33.40%	—
Dividend rate	—	—	—	—	—	—	—	—
2009:
Fair value of liability	$—	$—	$—	$—	$—	$—	$4,796	$—
Term in months	—	—	—	—	—	—	12.00	—
Risk free interest rate	—	—	—	—	—	—	0.5%	—
Volatility	—	—	—	—	—	—	45.0%	—
Dividend rate	—	—	—	—	—	—	—	—

        During 2010, the Company acquired two parcels of land in connection with grants from governmental entities (see Note 7). These parcels of land were valued on May 25, 2010 and September 27, 2010 for $10.5 million and $9.8 million, respectively. The valuations were determined using Level 3 inputs. These amounts are included in Property and equipment-net in the accompanying consolidated balance sheet as of December 31, 2010.

        As of December 31, 2009, Goodwill and intangible assets other than goodwill relate to the acquisition of the Predecessor, which occurred on October 15, 2009. The fair value of Goodwill and intangible assets other than goodwill was deemed to equal the amount recorded at the Acquisition Date given the close proximity of time to the fiscal year end. The fair value measurement of Goodwill and intangible assets other than goodwill is subjective and based on estimates rather than precise calculations. The fair value measurement for Goodwill and intangible assets other than goodwill uses

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

significant unobservable inputs that reflect management's assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. A combination of valuation techniques is used, including (i) an income approach, which utilizes a discounted cash flow analysis using the Company's weighted-average cost of capital rate, and (ii) the market approach, which compares the fair value of the subject company to similar companies that have been sold whose ownership interests are publicly traded.

        Cash and Cash Equivalents—Cash and cash equivalents consists of cash on deposit and highly liquid investment securities with an original maturity of three months or less at the time of purchase.

        At times, significant amounts of cash and cash equivalents are held at financial institutions that are in excess of federally insured limits, which potentially subjects the Company to concentration of credit risk. The Company has not experienced any losses related to these balances and believes that there is minimal risk.

        Cash, held in trust—Cash, held in trust consists of proceeds under a bond issuance by the City of Port St. Lucie, Florida for the purpose of financing the construction of a building and installation of related equipment and certain associated expenses where the Company will relocate its Florida operations. The funds were deposited in a construction fund, which is used to fund construction expenses and equipment purchases (see Note 7). In accordance with ASC 210-10-45, amounts to be used to satisfy short term obligations payable from the fund are recorded as cash, held in trust-short term.

        Restricted Cash—Restricted cash consists of restricted cash and accounts for credit card payments.

        Contract Receivables—Contract receivables consist of amounts due on completed and uncompleted contracts. An allowance is provided for specifically identified uncollectible accounts. No allowances were deemed necessary for any of the periods presented.

        Tax Credits Receivable—The Company has contractually agreed to file for tax credits for work done by the Canadian subsidiary of Digital Domain. Such amounts are recorded as tax credits receivable when it becomes more likely than not that the tax credit will be realized. If the project is in progress, the tax credits to be retained by the Company are recorded as a reduction in production costs to be recognized over the life of a project. If the project is complete, such amount is recorded as reduction in production costs, or in circumstances where the monies are to be contractually remitted to a third party recorded as an offsetting current liability.

        Concentration of Credit Risk—Credit is extended to customers based on an evaluation of the customer's financial condition and collateral is generally not required.

        For the years ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period, different customers accounted for more than ten percent of Feature Film or

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Commercial revenues. A summary of customers who represent greater than ten percent of revenues for feature film and commercial segments by period is as follows:

	Successor						Predecessor
	Year Ended December 31, 2011		Year Ended December 31, 2010		For the Period from January 1, 2009 (the inception date) through December 31, 2009		For the Nine Months Ended September 30, 2009
	Commercial	Feature	Commercial	Feature	Commercial	Feature	Commercial	Feature
Customer A	—	—	—	57%	16%	45%	—	38%
Customer B	—	—	—	15%	—	—	—	—
Customer C	—	—	—	11%	—	—	—	—
Customer D	—	—	14%	—	10%	—	—	—
Customer E	16%	—	18%	—	—	—	—	—
Customer F	—	—	—	—	—	—	16%	—
Customer G	—	—	—	—	—	—	12%	—
Customer H	—	—	—	—	—	—	—	22%
Customer I	—	12%	—	—	—	—	—	17%
Customer J	—	—	—	—	—	54%	—	14%
Customer K	—	—	—	—	11%	—	—	—
Customer L	—	—	—	—	19%	—	—	—
Customer M	—	28%	—	—	—	—	—	—
Customer N	—	26%	—	—	—	—	—	—
Customer O	11%	—	—	—	—	—	—	—
Customer P	—	—	—	—	—	—	—	—
Customer Q	—	12%	—	—	—	—	—	—

        As of December 31, 2011 and December 31, 2010, six customers accounted for the following percentages of contract receivables:

	December 31, 2011	December 31, 2010
Customer I	31%	—
Customer II	12%	—
Customer III	11%	—
Customer IV	—	36%
Customer V	—	16%
Customer VI	—	13%

        Deferred Offering Costs—Deferred offering costs consist of legal and accounting fees and printing costs related to the preparation of a planned initial public offering of Common Stock. Deferred offering costs totaling $3.6 million were expensed to operations during 2008 relating to a public offering previously contemplated by the Predecessor that was abandoned.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Deferred offering costs totaling $0.1 million were capitalized as of December 31, 2010 related to the IPO and is a component of other assets in the accompanying consolidated balance sheet as of that date. In 2011, the Company expensed $0.4 million of offering costs related to the IPO, which is a component of selling, general and administrative expenses in the accompanying consolidated statements of operations for 2011. The Company capitalized $5.5 million of additional offering costs during 2011. Upon the completion of the IPO, the Company reclassified $5.6 million of deferred offering costs to stockholders' equity.

        Property and Equipment—Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold improvements and property held under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in Selling, general and administrative expenses.

        The estimated useful lives are as follows:

Building	20 years
Computer equipment	3 years
Computer software	1 - 6 years
Machinery and equipment	3 - 5 years
Leasehold improvements	2 - 20 years
Office equipment, furniture and fixtures	3 - 5 years
Automobiles	3 - 5 years

        Expenditures for renewals or betterments that materially extend the useful life of an asset or increase its productivity are capitalized. Expenditures for maintenance and repairs that do not extend asset lives or improve productivity are charged to the appropriate expense account as incurred.

        Capitalized Film Development Costs—Development costs are accounted for pursuant to FASB ASC Topic 926, Entertainment—Films. The development costs for films, including direct costs, production overhead and interest, are capitalized and amortized using the individual-film-forecast computation method under which such costs are amortized for each project in the ratio that revenue earned in the current period for such project bears to management's estimate of the ultimate revenues to be realized from all media and markets for such project. Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a project-by-project basis, which may result in a change in the rate of amortization applicable to such project and/or a write-down of the value of such project to estimated fair value. These revisions can result in significant quarter-to-quarter and year-to-year fluctuations in project write-downs and rates of amortization. If a total net loss is projected for a particular project, the associated film costs are written down to estimated fair value. During 2011, the Company wrote off $4.7 million of costs for a film project with no future value. Capitalized film development costs as of December 31, 2011 and 2010 totaled $4.7 million and $0.7 million, respectively.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Capitalized Software Costs—Under the provisions of FASB ASC Subtopic 350-40, Internal-Use Software, costs associated with customized internal-use software that have reached the application development stage and meet recoverability tests are capitalized. Such capitalized costs include external direct costs utilized in developing or obtaining the applications, internally developed code, purchased software licenses, implementation costs, programmed enhancements and new releases for certain projects that qualify for capitalization. Capitalization of such costs begins when the preliminary project stage is complete and ceases at the point in which the project is substantially complete and ready for its intended purpose. Capitalized costs related to internally developed software costs are included in computer software within Property and equipment, net.

        Goodwill and Acquisition-Related Intangible Assets—The difference between the purchase price and the fair market value of net assets acquired is classified as goodwill. Intangible assets are classified apart from goodwill if the assets have contractual or other legal rights or if the assets can be separated and sold, transferred, licensed, rented or exchanged.

        The carrying value of goodwill and intangible assets not subject to amortization are evaluated for impairment as of the first day of the fourth quarter of each calendar year or whenever events or changes in circumstances indicate that the carrying value of goodwill or intangible assets not subject to amortization may not be recoverable. For the evaluation of intangible assets not subject to amortization, the fair value of these intangible assets is compared to their carrying amount. If the carrying amount of these intangible assets exceeds their fair value, an impairment loss would be recognized in an amount equal to that excess.

        For the evaluation of goodwill and indefinite-lived assets, the two-step process required by FASB ASC Topic 350, Intangibles—Goodwill and Other, is applied. Reporting units are identified and the carrying value of each reporting unit is determined by assigning the assets and liabilities to those reporting units in order to assess goodwill for impairment. In the first step of a two-step impairment test, the fair value of these reporting units is determined. The Company has determined that in accordance with FASB ASC Topic 280, Segment Reporting, the Company has three reportable segments and two reporting units (which are defined as Feature Films and Commercials). The fair value for each reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of that reporting unit's goodwill with its carrying amount. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment loss would be recognized in an amount equal to that excess.

        Impairment of Long-Lived Assets—As required by FASB ASC Topic 360, Property, Plant and Equipment, long-lived assets other than goodwill and identifiable intangible assets with indefinite lives are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the sum of the

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

undiscounted future cash flows is less than the carrying amount of the asset, in which case a write-down is recorded to reduce the related asset to its estimated fair value.

        Deferred Debt Issue Costs—Costs associated with the placement of short and long-term debt and related warrant liabilities are recorded as an asset in deferred debt issue costs and amortized over the life of the related financings using the effective interest method. During 2011 and 2011, we capitalized $4.4 million and $5.4 million, respectively, of deferred debt issue costs. During these same respective periods, we amortized $3.4 and $0.4 million of costs to interest expense. In 2011, we recognized $3.0 of losses upon the write off of deferred debt issue costs in connection with debt extinguishments. The net book value of unamortized deferred debt issue costs as of December 31, 2011 and 2010 were $3.0 million and $5.0 million, respectively.

        Advance Payments—Advance payments represent cash received from customers in excess of costs incurred and gross profit recognized on the related contracts. Billings to customers are in accordance with the terms of the related contract and generally follow a payment schedule.

        Deferred Revenue—The receipt of economic benefits from cash, donations of land, and other economic assistance, for which the conditions to recognize earnings into the consolidated results of operations have not been met, are classified as deferred revenue.

        Warrant and Other Debt-Related Liabilities—Warrant and other debt-related liabilities represent (i) the fair value of certain conversion features of long-term debt, (ii) a put feature issued to a lender to call the loan under certain circumstances if an Initial Public Transaction (as defined) was completed, and (iii) warrants. Such warrant and other debt-related liabilities were evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74 addressing embedded derivatives. Certain of the warrants were issued with a feature whereby the holder can put the warrant to the Company for cash. The fair value of such warrants is estimated using the Black-Scholes option pricing model. The warrant liability is classified in accordance with the FASB Staff Position (FSP) No. 150-5, Issuer's Accounting under Statement No. 150 for Freestanding Warrants and Other Similar Instruments on Shares that are Redeemable ("FSP No. 150-5", now incorporated into and superseded by FASB ASC 480-10-25-9 and 25-13, Obligations to Repurchase Issuer's Equity Shares by Transferring Assets). Pursuant to FSP No. 150-5, freestanding warrants for shares that are either puttable or warrants for shares that are redeemable are classified as liabilities on the consolidated balance sheet at fair value. Subsequent changes in fair value of warrant, debt contingent put features, and other debt-related liabilities are recognized as interest expense or income in the accompanying consolidated statements of operations.

        Stock-Based Compensation—The Company has three active stock-based compensation plans ("Stock-Based Compensation Plans"), which are described more fully in Note 19. The Stock-Based Compensation Plans consist primarily of options granted to employees and members of the Company's Board of Directors for the purchase of Common Stock. Compensation costs for all awards granted are measured at their estimated fair values using the Black-Scholes-Merton option pricing model. The fair value for awards that are expected to vest is then amortized on a straight-line basis over the remaining

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

requisite service period of the award, which is generally the option vesting term. The amount of expense recognized in the consolidated financial statements represents the expense associated with the stock options expected to ultimately vest based upon an estimated rate of forfeitures. Such compensation expense is included as a component of Selling, general and administrative expenses in the accompanying consolidated statements of operations.

        This rate of forfeitures is updated as necessary and any adjustments needed to recognize the fair value of options that actually vest or are forfeited are recorded. The Black-Scholes-Merton option pricing model, used to estimate the fair value of an award, requires the input of subjective assumptions, including the expected volatility of the Company's Common Stock and an option's expected life.

        Options and warrants to purchase shares of the Company's Common Stock granted by the Company to non-employee service providers are accounted for as compensation for the services rendered in accordance with FASB ASC Subtopic 505-50, Equity-Based Payments to Nonemployees, and as equity in accordance with the provisions of FASB ASC Topic 815, Derivatives and Hedging. The fair value of these options and warrants is determined using the Black-Scholes-Merton option pricing model and requires the input of subjective assumptions including the measurement or performance period and the expected volatility.

        Income Taxes—In accordance with FASB ASC Topic 740, Income Taxes, deferred income tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is recorded to reduce net deferred income tax assets to amounts that are more likely than not to be realized.

        Sales tax amounts due to governmental authorities are collected from customers. These payments are remitted to the appropriate taxing authority and recorded in the consolidated statements of operations on a net basis.

Stock Repurchase Program

        On December 20, 2011, our Board of Directors authorized the repurchase of up to $10 million of our outstanding Common Stock, pursuant to a trading plan established in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act (the "Plan"). The manner, price, number and timing of share repurchases under the Plan is subject to a variety of factors, including market conditions and applicable SEC rules and regulations. The Plan has an expiration date of June 22, 2012, and may be limited or terminated at any time without notice.

        As of December 31, 2011, 120,154 shares of the Company's common stock had been repurchased under the program at a cost of approximately $0.7 million, which was recorded as Treasury Stock on the accompanying balance sheet as of that date. Subsequent to December 31, 2011, 406,630 additional shares of the Company's common stock was repurchased for approximately $2.5 million. All of the stock purchases were paid in cash subsequent to December 31, 2011.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Earnings Per Share—Basic earnings per share is computed based upon the weighted-average number of shares outstanding, including nominal issuances of common stock equivalents, for each period presented. Fully-diluted, earnings per share is computed based upon the weighted-average number of shares and dilutive share equivalents outstanding for each period presented. The dilutive effect of lender stock options is computed using the treasury stock method for the 2009 Consolidated Period. Due to the Successor's net losses for the years ended December 31, 2011 and 2010, and the Predecessor's net losses for the 2009 Predecessor Period, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive. These common stock equivalents include stock options and warrants. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the years ended December 31, 2011 and 2010, and the 2009 Predecessor Period.

        The dilutive effect of convertible debt securities is computed using the if-converted method for the years ended December 31, 2011 and 2010, respectively. Due to the Successor's net losses for the years ended December 31, 2011 and 2010, the inclusion of dilutive common share equivalents would be antidilutive and accordingly have been excluded from the computation of diluted earnings per share for the years ended December 31, 2011 and 2010, respectively.

        The Predecessor applies the provisions of FASB ASC Paragraph 260-10-45, Other Presentation Matters, which established standards regarding the computation of earnings per share by companies with participating securities or multiple classes of common stock. The Predecessor's senior preferred stock issuances are participating securities due to their participation rights related to cash dividends declared by the Company as described in Note 18. FASB ASC Paragraph 260-10-45 requires net loss attributable to common stockholders for the period to be allocated to participating securities to the extent that the securities are required to share in the loss. The Predecessor's senior preferred stock does not have a contractual obligation to share in losses of the Predecessor. As a result, net loss is adjusted for preferred stockholders accretion deemed dividends, and income participation, for purposes of the determination of basic and diluted net loss per share.

        During the years ended December 31, 2011 and 2010, Digital Domain's net losses were $22.2 million and $1.0 million, respectively. During these periods, the Company owned 86.9% and 81.0% of Digital Domain's common stock, respectively. The net losses of Digital Domain attributable to non-controlling interests for the years ended December 31, 2011 and 2010 were $3.4 million and $2.7 million, respectively.

        Weighted average number of common shares outstanding used to calculate basic and diluted net loss per common share was the same for the years ended December 31, 2011 and 2010 and the 2009 Predecessor Period, as the impact of all potentially dilutive securities outstanding was anti-dilutive.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the following periods, because their inclusion would have had an anti-dilutive effect, are summarized as follows:

	Successor			Predecessor
			For the Period from January 7 (the inception date) through December 31, 2009
	For the Year Ended December 31,
				For the Nine Months Ended September 30, 2009
	2011	2010
Securities
Stock options	5,606,178	2,805,762	—	1,239,263
Stock options in subsidiary(a)	—	—	—	441,000
Restricted stock awards—unvested	—	—	—	217,860
Lender stock options and warrants	3,473,393	8,065,980	—	3,079,725
Investor warrants	1,012,502	—	—	—
Placement agent warrants	1,606,841	—	—	—
Convertible stock of subsidiary	2,699,776	—	—	—
Convertible preferred stock	—	5,963,041	—	—

(a)
The stock options in subsidiary represented options granted to a subsidiary of Digital Domain.

        Segment Reporting—Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's reportable segments are Feature Films, Commercials and Animation. The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes within the enterprise for making operating decisions, allocating resources, and monitoring performance, which is primarily based on the sources of revenue.

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other ("ASU No. 2011-08"). This ASU amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of this ASU are effective for reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income ("ASU No. 2011-05"). This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in ASU No. 2011-05 require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. This ASU does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, this ASU does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance is for disclosure purposes only and will not have any impact on the Company's consolidated financial statements.

        In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S.GAAP and IFRSs ("ASU No. 2011-04"). This ASU amends the wording used to describe many of the requirements in US GAAP for measuring fair value and disclosing information about fair value measurements. The amendments in ASU No. 2011-04 achieve the objectives of developing common fair value measurement and disclosure requirements in US GAAP and IFRSs and improving their understandability. Some of the requirements clarify the FASB's intent about the application of existing fair value measurement requirements while other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2011, with no early adoption permitted. The adoption of this guidance is for disclosure purposes only and will not have any impact on the Company's consolidated financial statements.

        In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU No. 2010-29"). This ASU clarifies that, when presenting comparative financial statements, SEC registrants should disclose revenue and earnings of the combined entity as though the current period business combinations had occurred as of the beginning of the comparable prior annual reporting period only. ASU No. 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The provisions of ASU No. 2010-29 are effective prospectively for material (either on an individual or aggregate basis) business combinations entered into in fiscal years beginning on or after December 15, 2010. The adoption of this guidance is for disclosure purposes only and did not have any impact on the Company's consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

5. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

        In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU No. 2010-28"). This ASU requires a company to modify step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts to require an entity to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The provisions of ASU No. 2010-28 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements ("ASU No. 2010-06"), which amends the disclosure guidance with respect to fair value measurements. Specifically, this ASU requires disclosure of amounts transferred in and out of Levels 1 and 2 fair value measurements, a reconciliation presented on a gross basis rather than a net basis of activity in Level 3 fair value measurements, greater disaggregation of the assets and liabilities for which fair value measurements are presented and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, with the exception of the new guidance around the Level 3 activity reconciliations, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is for disclosure purposes only and did not have any impact on the Company's consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

6. NON-CONTROLLING INTERESTS

        Changes in the non-controlling interest amounts of Digital Domain for the year ended December 31, 2011 and 2010 and the 2009 Consolidated Period were as follows (in thousands):

Balance at Acquisition Date	$27,272
Net loss of subsidiary attributable to non-controlling interests	(2,703)

Balance at December 31, 2009	24,569
Issuance of common stock to acquire common stock in subsidiary	(298)
Acquisition of common stock in subsidiary	(9,706)
Foreign currency translation loss	(44)
Net loss of subsidiary attributable to non-controlling interests	(2,747)

Balance at December 31, 2010	11,774
Issuance of common stock of subsidiaries	4,870
Issuance of common stock to acquire common stock in subsidiary	(16)
Issuance of common stock upon exchange of stock in subsidiary	(8,042)
Stock based compensation	1,345
Foreign currency translation gain	25
Net loss attributable to non-controlling interests	(3,518)

Balance at December 31, 2011	$6,438

        Digital Domain, a subsidiary of the Company, incurred a net loss of $22.2 million, $1.0 million and $3.1 million for the year ended December 31, 2011 and 2010, and the 2009 Consolidated Period, respectively. Pursuant to the requirements under FASB ASC Topic 810, Consolidation, the Company allocates Digital Domain's earnings results to non-controlling interests based on the percentage of Common Stock not owned by the Company. During the years ended December 31, 2011 and 2010, the losses were allocated to accumulated deficit in the amounts of $18.8 million and $1.7 million, representing the Company's proportionate holdings in Digital Domain Common Stock outstanding (an average of approximately 86% and 81%), and $3.4 million and $2.7 million to non-controlling interests. During the period from the Acquisition Date through December 31, 2009, $0.4 million was allocated to Accumulated deficit representing the Company's proportionate holdings in Digital Domain common stock outstanding (an average of 13.2%), and the remaining 86.8% of Digital Domain's net loss, amounting to $2.7 million, was allocated to non-controlling interests. Intercompany transactions are eliminated in consolidation but impact the net earnings of each of the respective entities and as such affect amounts allocated to non-controlling interests.

        During 2011, another subsidiary of the Company, Digital Domain Institute, reported a net loss of $0.6 million. As the Company owned 85.2% of this subsidiary, $0.5 million of this loss was allocated to the accumulated deficit and $0.1 million of the loss was allocated to non-controlling interests.

7. GRANTS AND TAX INCENTIVES FROM GOVERNMENTAL ENTITIES

        In June 2009, the Company was awarded a $20.0 million cash grant from the State of Florida's Executive Office of the Governor's Office of Tourism, Trade and Economic Development ("OTTED")

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

7. GRANTS AND TAX INCENTIVES FROM GOVERNMENTAL ENTITIES (Continued)

("State Cash Grant"). In November 2009 and amended on February 22, 2010, the Company entered into a Grant Agreement and a Lease Agreement with the City of Port St. Lucie, Florida ("the City") calling for the City to provide a $10.0 million cash grant ("City Cash Grant") and approximately $50.0 million in the form of a land donation and construction financing assistance (the "Building and Land Grant"). These awards were granted as an incentive to locate operations in the State of Florida and specifically in Port St. Lucie, and to incent hiring activities, among other things, both of which will provide economic advantages to the general community. These cash awards will directly support the operations of the Company.

        In November 2010, the Company entered into a Grant Agreement and Development Agreement with West Palm Beach Community Redevelopment Agency ("WPBCRA") to provide $10.0 million in the form of cash ("WPB Cash Grant"), a land donation and $15.0 million in partial take-out financing (the "WPB Building and Land Grant"). These awards were granted as an incentive to locate certain operations in the City of West Palm Beach, Florida, including the Company's educational business, to incent hiring activities and provide economic advantages to the general community.

        Each grant is evaluated to determine the propriety of classification on the statement of operations and balance sheet. Those grants that are substantively reimbursements of specific costs are matched with those costs and recorded as a reduction in expenses. Those benefits that are more general in nature or driven by business performance measures are classified as revenue. As of December 31, 2011, all grants recognized in the consolidated statement of operations have been general support-type grants and are being classified as revenue.

        As of December 31, 2011, a total of $27.5 million had been disbursed to the Company under the grant agreements in the form of cash grants, comprised of $20.0 million from the State Cash Grant, $5.5 million from the City Cash Grant and $2.0 million from the WPB Building and Land Grant (collectively, the "Cash Grants"). At December 31, 2011, $12.5 million of the $27.5 million received was recorded as Deferred grant revenue from governmental agencies as the conditions for recognition into the consolidated results of operations had not been met as of that date.

        As of December 31, 2010, a total of $21.5 million had been disbursed to the Company under the grant agreements in the form of cash grants, comprised of $16.0 million from the State Cash Grant, and $5.5 million from the City Cash Grant. At December 31, 2010, $11.4 million of the $21.5 million received was recorded as Deferred grant revenue from governmental agencies as the conditions for recognition into the consolidated results of operations had not been met as of that date.

        The Cash Grants from both the State of Florida and the City of Port St. Lucie were originally structured to be funded over a 3 to 5 year period as target thresholds of business initiation, capital investment and job creation are met, as discussed in further detail below. The cash grants are not earmarked for any particular purpose, nor restricted in use, and may be used for normal business operations.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

7. GRANTS AND TAX INCENTIVES FROM GOVERNMENTAL ENTITIES (Continued)

        The disbursal schedule for the State and City Cash Grants was as follows:

State Cash Grant:

  •
  The first increment of $7.0 million was received in September 2009 based on demonstrated local governmental support, executing a site agreement for facility to house employees, and hiring and recruiting of executive management personnel.

  •
  A second increment of $5.0 million was received in June 2010 based on continued establishment of an executive team, closure on the site agreement to build a permanent facility, commencement of vertical construction on said facility, and qualified investment of $5.0 million.

  •
  The third and fourth increments of $4.0 million each was received in November 2010 and April 2011, respectively, in accordance with the grant agreements. These amounts were recorded as Deferred grant revenue from governmental agencies and are being amortized in accordance with the grant provisions.

  •
  Recapture penalties exist through December 31, 2018 if a minimum number of employees with minimum salary requirements are not hired and maintained based on established criteria documented in the OTTED agreement and a minimum level of investment activity by December 31, 2014. These recapture penalties stipulate minimum escalating head count targets from 2009 through 2014, and maintaining average head count at minimum salary requirements through December 31, 2018.

City Cash Grant:

  •
  In December 2009, the first increment of $3.0 million was received upon the execution of an agreement to lease temporary space in the City of Port St. Lucie, Florida.

  •
  The second increment of $2.5 million and third increment of $2.25 million was received in November 2010 and February 2012 in accordance with the grant agreements. The Company expects to receive the last increment of $2.25 million as it meets pre-established job creation targets. Failure to maintain job targets could result in a $2.0 million penalty to be paid prior to the conveyance of the land and building at the end of the lease term discussed below in "Port St. Lucie Building and Land Grant".

Government Bond Obligation, Port St. Lucie Building and Land Grant

        In connection with the Building and Land Grant discussed above, the City issued bonds of $39.9 million on April 27, 2010 for the purpose of financing the construction of a building and installation of related equipment and certain associated expenses. The funds received under the bond issuance were deposited in a construction fund, which is used to fund construction expenses and equipment purchases. Of these bonds, $21.9 million are issued as Recovery Zone Facility Bonds under the Federal American Recovery and Reinvestment Act of 2009. The interest rates on the bonds range from 2.0% to 6.2%. $30.8 million of the bonds was provided for building construction and for general

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

7. GRANTS AND TAX INCENTIVES FROM GOVERNMENTAL ENTITIES (Continued)

equipment purchases, of which $23.9 million is for building construction and $6.9 million is for general equipment purchases.

        In addition to funding construction costs and equipment purchases, the bond proceeds are being used to (i) fund a deposit to the reserve fund, (ii) pay capitalized interest on the Series 2010 Bonds until March 1, 2012, and (iii) pay costs of issuance associated with the bonds. The bonds were issued with an original issue discount ("OID") of $0.7 million and mature in September 2031.

        Certain grants contain covenants the Company is required to comply with regarding business initiation, capital investment, student enrollment, minimum employment levels, and maintaining headquarter facilities in certain locations. For these grants the Company recognizes grant revenue as the milestones associated with the grant are met. For years ended 2011, 2010 and 2009, the Company remains in compliance with the requirements under these grants.

Bond Maturities, Amounts, Interest Rates and Yields
(In Thousands except Percentage Amounts)

$18,040 Lease Revenue Bonds, Taxable Series 2010A				$21,860 Lease Revenue Bonds, Series 2010A (Recovery Zone Facility Bonds)
Maturity (September 1)	Amount	Interest Rate	Yield	Maturity (September 1)	Amount	Interest Rate	Yield
2012	$1,470	2.818%	2.818%	2012	$30	2.000%	2.270%
2013	1,515	3.724%	3.724%	2013	30	2.250%	2.590%
2014	1,570	4.457%	4.457%	2014	35	2.750%	2.960%
2015	1,640	4.757%	4.757%	2015	35	3.000%	3.300%
2016	1,720	5.073%	5.073%	2016	35	3.500%	3.750%
2017	1,805	5.423%	5.423%	2017	35	3.750%	4.040%
2018	1,905	5.840%	5.840%	2018	35	4.000%	4.250%
2019	2,015	5.990%	5.990%	2019	40	4.125%	4.440%
2020	2,135	6.090%	6.090%	2020	40	4.250%	4.600%
2021	2,265	6.190%	6.190%	2021	40	4.250%	4.630%

	$18,040			2022	1,740	4.250%	4.630%

				2023	1,815	4.375%	4.700%
				2024	1,895	4.500%	4.780%
				2025	1,980	4.625%	4.850%
				2031	14,075	5.000%	5.250%

					$21,860

        FASB ASC Subparagraph 840-40-15-2 provides that for the construction of government-owned properties subject to a future lease of completed improvements, the Company was considered the owner of the asset under construction per FASB ASC Subparagraph 840-40-55-2 through 55-16. Therefore, in any instance where the Company effectively guarantees the City's debt, the Company is

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

7. GRANTS AND TAX INCENTIVES FROM GOVERNMENTAL ENTITIES (Continued)

considered the owner of the construction project during the construction period. Accordingly, the Company has recorded the associated construction in progress.

        The proceeds from the Bonds at the inception of the project were recorded in Cash, held in trust, and the obligation as Government bond obligation. The funds received under the bond issuance were deposited in the construction fund. Net interest was capitalized in accordance with the terms of FASB ASC Paragraph 835-20-30, which requires that net interest be recorded in relation to the construction-in-process during the construction period. Accordingly, through December 31, 2011 and 2010, the following activities have been recognized (in thousands):

	Cash Held in Trust	Property & Equipment, Net	Government Bond Obligation, Net	Accrued Interest on Bonds to be paid in Cash	Interest Expense	Accrued Construction Expenses to be funded by Cash, Held in Trust
Bond offering	$39,900	$—	$(39,900)	$—	$—	$—
Issuance costs and bond discount	(1,650)	—	1,650	—	—	—
Construction in progress	(3,408)	3,408	—	—	—	—
Recognition of interest expense	—	—	—	(57)	57	—
Capitalized interest, net	—	1,273	—	(1,273)	—	—
Purchase of property and equipment place into service	(2,954)	2,954	—	—	—	—
Amortization of OID and issuance costs	—	51	(51)	—	—	—
Payment of accrued interest, net	(669)	—	—	669	—	—

Balance at December 31, 2010	31,219	7,686	(38,301)	(661)	57	—
Construction in progress—paid by December 31, 2011	(18,644)	18,644	—	—	—	—
Construction costs—held in retainer	—	1,789	—	—	—	(1,789)
Recognition of interest expense, capitalized and expensed, net	—	1,859	(413)	(1,973)	527	—
Purchase of property and equipment place into service	(3,920)	3,920	—	—	—	—
Amortization of OID and issuance costs	—	117	(117)	—	—	—
Issuance cost made available for construction uses	—	63	(63)	—	—	—
Payment of accrued interest, net	(1,973)	—	—	1,973	—	—

Balance at December 31, 2011	$6,682	$34,078	$(38,894)	$(661)	$584	$(1,789)

        In addition to the amounts disclosed above, the Company incurred $0.7 million of primarily internal costs associated with the building project that are capitalized in accordance with ASC 310-20, and will pay approximately $0.4 million of costs over-runs accrued in the Company's Consolidated Balance Sheet as of December 31, 2011. The Company also incurred $3.0 million for leasehold improvements related to the building project.

        Upon completion of the project in December 2011, the Company evaluated the transaction under FASB ASC Subtopic 360-20 to determine whether a sale transaction had occurred such that the

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

7. GRANTS AND TAX INCENTIVES FROM GOVERNMENTAL ENTITIES (Continued)

Company would record a sales-leaseback under FASB ASC 840-40. As the Company has retained substantially all the benefits and risks incident to ownership of the property sold and the Company has the option to purchase the building and equipment at the end of the lease term ASC 360-20-40-38 dictates that the transaction must be accounted for as a financing transaction.

        In accordance with being considered the owner of the asset under construction during the construction phase of the project and continues to be deemed the owner upon occupancy of the building, the Company accounts for the building and equipment, related depreciation, bond obligations, accrued interest, and cash held in trust, on its consolidated balance sheets and in its statements of operations. Interest expense associated with the bonds is being recognized using an effective rate of 7.6% based on the Company's cash flows to service the bonds requirements pursuant to the lease agreement described below. In accordance with FASB ASC 310-20, the Company considered the initial amounts held to service interest during the construction phase and the debt service reserve, as fees paid at the inception of the loan.

Lease Agreement

        In January 2010, the Company entered into a lease agreement with the City of Port St. Lucie (the "Lease Agreement"), amended in April 2010, providing for the lease of the aforementioned building and related equipment. The initial lease term begins upon execution of the Lease Agreement and relates to the vacant land during the construction phase of the permanent facilities. Upon completion and occupancy of the permanent facilities, the Company began making lease payments to the City in an amount equal to the debt service of the bond/municipal financing. The building and the related land, with a fair value of $10.5 million, will be conveyed to the Company at the end of the lease term for $1 as long as the Company is not in default of its obligations under the Grant Agreement and the Lease Agreement. Pursuant to Florida Statutes, the Company's obligation to pay rent shall not be subject to cancellation, termination, or abatement until such payment of the bonds, or provision for such payment is made. Expected annual payments will range from $2.8 million to $3.8 million. As of December 31, 2011 and 2010, $2.7 million and $0.5 million are recorded as a current liability under government bond obligation, short-term, respectively. The land was recorded at fair value as a long-term asset in April 2010, concurrent with the bonds. A deferred land grant was included in Deferred grant revenue from governmental agencies in the consolidated balance sheet in 2010 and was recorded in the same amount, which will be amortized into earnings over the life of the lease.

        On November 1, 2010, the Company acquired a 4.102 acre parcel of land adjacent to the above mentioned land donated by the City of Port St. Lucie. The purchase price was $1.0 million, which was reduced by the cost of certain constructed infrastructure, including road and other improvements. The estimated costs associated with these improvements were paid directly by the City of Port St. Lucie through the Grant Agreement, total $0.7 million. The remaining $0.3 million was funded through short-term borrowings. The land is recorded at cost as a long-term asset, and is included in Property and Equipment—net on the accompanying consolidated balance sheets at December 31, 2011 and 2010.

West Palm Beach Building and Land Grant

        In November 2010, the Company entered into the WPB Cash Grant with WPBCRA to provide $10.0 million in the form of cash, a land donation and $15.0 million in partial take-out financing under the WPB Building and Land Grant. The cash grants from WPBCRA have been structured to be funded through December 2014 as certain targets are met for thresholds of business initiation, capital investment and student enrollment. These awards were granted as an incentive to locate certain operations in the City of West Palm Beach, Florida, including the Company's educational business, to incent hiring activities and provide economic advantages to the general community.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

7. GRANTS AND TAX INCENTIVES FROM GOVERNMENTAL ENTITIES (Continued)

        The agreement includes the conveyance of 2.4 acres of land in West Palm Beach, Florida with a fair market value of approximately $9.8 million. The agreement provides for the reversion of this land in the event certain requirements are not complied with relating to the construction of a building for the educational business, among other uses. In addition, in the event that the Company elects not to construct certain additional buildings on the land, the Company has the option of either returning a portion of the land to the City of West Palm Beach, or paying $3.0 million. The land was conveyed in December 2010 and recorded at fair value at that time.

        In addition, in April 2011 the Company entered into a Bachelor of Fine Arts Agreement and related agreements (the "BFA Agreements") with The Florida State University ("FSU") calling for FSU to provide a Bachelor of Fine Arts degree to students in the Company's recently founded Digital Domain Institute ("DDI"), a for-profit post-secondary educational institution. The BFA Agreements call for the Company to contribute $3.2 million to FSU to fund certain start-up and other costs and for FSU to provide ongoing consulting services to the Company. The Company recently executed a lease for 8,000 square feet of temporary space adjacent to the DDI property.

        In accordance with the WPB Building and Land Grant, the Company received $2.0 million in cash in May 2011, and in connection with the BFA Agreements, the Company paid $2.0 million to FSU.

State of Florida Tax Credits

        The Company has received notice from the Florida Governor's Office of Film and Entertainment that five of its projects have been certified under the State of Florida's Entertainment Industry Financial Incentive Program, representing a potential total tax credit of $20.0 million. These tax credits are transferable and range from 20% to 30%. As of December 31, 2011 and 2010, no credits related to this notice have been recognized.

WorkForce Florida Grant

        In February 2011, the Company received a grant from WorkForce Florida. This grant provides for a maximum of $0.4 million to be paid to the Company to train new employees over the two years ending February 2013. For the year ended December 31, 2011, the Company recognized $0.1 million of revenues from this grant. The Company does not expect to receive any additional amounts under this grant.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

8. CONTRACT RECEIVABLES

        The following shows the component elements of accounts receivable from contracts as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Costs incurred on uncompleted contracts	$46,700	$75,783
Accrued profit on uncompleted contracts	15,412	13,701

	62,112	89,484
Less billings to date	(68,404)	(102,858)

Unbilled receivables and advance payments on uncompleted contracts	$(6,292)	$(13,374)

        Unbilled receivables and advance payments on uncompleted contracts as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011	December 31, 2010
Unbilled receivables	$513	$841
Advance payments	(6,805)	(14,215)

	$(6,292)	$(13,374)

        Contract receivables as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011	December 31, 2010
Billed:
Completed contracts	$900	$1,257
Contracts in process	1,033	308
Retained	—	—

	1,933	1,565
Unbilled	513	841

	$2,446	$2,406

        Within Contract receivables as of December 31, 2011 and 2010 contain amounts billed but not paid by customers pursuant to retainage provisions in long-term contracts that will be due upon completion of the contracts and acceptance by the customer. Costs incurred and accrued profits on uncompleted contracts are comprised of amounts of revenue recognized on contracts for which advance payments have been received at the balance sheet date.

        In addition to contract receivables, the Company had receivables of $0.7 million at December 31, 2011, primarily related to foreign tax receivables.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

8. CONTRACT RECEIVABLES (Continued)

        In connection with the acquisition of Digital Domain discussed in Note 2, Contract obligations were recorded in the amount of $7.1 million, which represented the fair value of the obligation to perform services for which cash had been received as of the Acquisition Date. As of December 31, 2009, $1.6 million of this obligation had been amortized into earnings, resulting in a net unamortized balance of $5.5 million. Contract obligations were fully amortized as of December 31, 2010.

9. PROPERTY AND EQUIPMENT

        Property and equipment as of December 31, 2011 and 2010 consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Building	$27,590	$—
Land	21,330	21,330
Computer equipment	23,763	15,042
Computer software	13,017	6,915
Construction-in-progress	—	4,732
Leasehold improvements	6,902	3,584
Machinery and equipment	2,823	2,680
Office equipment, furniture and fixtures	4,864	2,301

Total property and equipment—cost	100,289	56,584
Less accumulated depreciation and amortization	(20,148)	(8,689)

Total property and equipment—net	$80,141	$47,895

        Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets (See Note 4—Significant Accounting Policies). Leasehold improvements and property held under capital leases are amortized over the shorter of their estimated useful lives or the remaining lease terms. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any gain or loss on disposition is included in Selling, general and administrative expenses.

        Expenditures for renewals or betterments that materially extend the useful life of an asset or increase its productivity are capitalized. Expenditures for maintenance and repairs that do not extend asset lives or improve productivity are charged to the appropriate expense account as incurred.

        In December 2011, the Company completed construction of its feature animation studio, Tradition Studios, at a cost of $27.6 million. In accordance with ASC 835-20, Broad Transactions—Capitalization of Interest, the Company capitalized interest of $3.3 million as part of the capitalized cost of the building.

        Computer software in the table above includes capitalized costs related to internally developed computer software. For the years ended December 31, 2011 and 2010 these costs amounted to $1.2

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

9. PROPERTY AND EQUIPMENT (Continued)

million and $0.2 million, respectively. The gross carrying amount of capitalized costs associated with internally developed computer software as of December 31, 2011 and 2010 amounted to $4.5 million and $3.3 million, respectively. As of December 31, 2011 and 2010, the accumulated depreciation on the capitalized costs associated with internally developed computer software was $1.8 million and $0.8 million, respectively. The capitalized costs related to internally developed software are being depreciated on a straight-line basis over each asset's estimated useful life that ranges from three to four years.

        As of December 31, 2011 and 2010, the gross carrying amount of property and equipment recorded under capital leases was $4.5 million and $4.5 million, respectively. As of these dates, the accumulated depreciation on these leased assets was $3.0 million and $2.0 million, respectively.

        Depreciation and amortization expense on property and equipment for continuing operations totaled $13.3 million, $7.3 million, $1.4 million and $5.2 million for the years ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period, respectively. Depreciation and amortization expense recognized on Property and equipment for the Discontinued Operations, prior to it being classified as held for sale, totaled $nil for the 2009 Predecessor Period.

        On January 12, 2011, the Company acquired $8.5 million in equipment from an unrelated third party. The Company financed the first installment payment of $2.5 million through the City of Port St. Lucie bond proceeds, $2.0 million from its general funds and $4.0 million from equipment financing proceeds (see Note 16).

        On December 23, 2011, construction of the new production facility was completed and the City of Port St. Lucie issued a certificate of occupancy. The total cost of construction and other related costs were capitalized and recorded as Building for the year ended December 31, 2011.

10. INTANGIBLE ASSETS AND GOODWILL

        Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if events or changes in circumstances indicate the assets may be impaired. The Company determined there were no events or changes in circumstances that indicate that carrying values of Goodwill, indefinite-lived intangible assets, or other intangible assets subject to amortization may not be recoverable as of December 31, 2011 and 2010.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

10. INTANGIBLE ASSETS AND GOODWILL (Continued)

        The following table provides information regarding the changes in Goodwill and indefinite-lived intangible assets during the years ended December 31, 2011 and 2010:

	Goodwill	Trademark
Balance, December 31, 2009	$15,282	$14,800
Amounts recognized upon acquisition of In-Three	2,799	610

Balance, December 31, 2010	$18,081	$15,410
Changes recognized upon acquisitions or impairment	—	—

Balance, December 31, 2011	$18,081	$15,410

        The following tables present information regarding intangible assets with finite lives, all of which were recorded upon the acquisitions of Digital Domain and In-Three, during the years ended December 31, 2011 and 2010 (dollars in thousands):

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Remaining Lives (Months)
Unpatented technology	$25,910	$(5,804)	$20,106	108
Patents	420	(28)	392	168
Titanic participation rights	1,800	(270)	1,530	153
Customer relationships	300	(45)	255	153
Proprietary software	5,900	(972)	4,928	213

Total identified intangible assets	$34,330	$(7,119)	$27,211

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Remaining Lives (Months)
Unpatented technology	$25,910	$(3,212)	$22,698	120
Patents	420	—	420	180
Titanic participation rights	1,800	(150)	1,650	165
Customer relationships	300	(25)	275	165
Proprietary software	5,900	(282)	5,618	225

Total	$34,330	$(3,669)	$30,661

        Amortization expense from continuing operations for intangible assets with finite lives were $3.5 million, $2.9 million, $0.7 million and $nil for the years ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period, respectively. Amortization expense recognized on intangible assets with finite lives for the Discontinued Operations, prior to it being classified as held for sale, was not material for the 2009 Consolidated Period and the 2009 Predecessor Period.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

10. INTANGIBLE ASSETS AND GOODWILL (Continued)

        The estimated future amortization expense as of December 31, 2011 is as follows (in thousands):

December 31, 2011
2012	$3,451
2013	3,451
2014	2,984
2015	2,984
2016	2,984
Thereafter	11,357

Total	$27,211

11. EQUITY INVESTMENTS

        On February 15, 2012, the Company had entered into a binding co-production agreement which is effective as of April 18, 2011, with Oddlot Entertainment for financing and VFX services of the film Ender's Game. Under the terms of the agreement, the Company is to provide $17.2 million in funding and has received participation rights of 37.5%, with additional royalties available based off the success of the film. At December 31, 2011 and 2010, DDMG's investment in the co-production totaled approximately $2.2 million and $nil million, respectively, and is recorded as an equity investment on DDMG's consolidated balance sheets.

        Additionally, under the terms of the agreement, Digital Domain Productions will provide VFX services for the film totaling $27.0 million. The Company's operating revenues for the years ended December 31, 2011, 2010 and 2009 include approximately $nil million, $nil million and $nil million, respectively, related to such services. There were no net receivables at December 31, 2011 and 2010, respectively, for these services on The Company's consolidated balance sheets.

        Equity investments in feature films as of December 31, 2011 and 2010 are summarized as follows (in thousands):

	December 31,
	2011	2010
In Production:
Film investment A	$2,205	$—

Total Equity Investments	$2,205	$—

12. FILM INVENTORY

        Development costs are accounted for pursuant to FASB ASC Topic 926, Entertainment—Films. The development costs for films, including direct costs, production overhead and interest, are capitalized and amortized using the individual-film-forecast computation method under which such costs are

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

12. FILM INVENTORY (Continued)

amortized for each project in the ratio that revenue earned in the current period for such project bears to management's estimate of the ultimate revenues to be realized from all media and markets for such project. Capitalized film development costs as of December 31, 2011 and 2010 totaled $4.7 million and $0.7 million, respectively.

        Film inventory as of December 31, 2011 and 2010 are summarized as follows (in thousands):

	December 31,
	2011	2010
In Production:
Feature animation project	$3,926	$—
Film development projects	794	682

Total Film Inventory	$4,720	$682

        Management regularly reviews, and revises when necessary, its ultimate revenue estimates on a project-by-project basis, which may result in a change in the rate of amortization applicable to such project and/or a write-down of the value of such project to estimated fair value. These revisions can result in significant period-to-period fluctuations in project write-downs and rates of amortization. If a total net loss is projected for a particular project, the associated film costs are written down to estimated fair value. During 2011, the Company wrote off $4.8 million of costs for a film project with no future value.

13. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities as of December 31, 2011 and 2010 are summarized as follows (in thousands):

	December 31,
	2011	2010
Accounts payable	$6,491	$2,639
Accrued wages and employee benefits	4,954	6,032
Accrued professional fees	1,302	200
Accrued outsource labor	2,149	—
Accrued tax credits	2,365	—
Other accrued expenses	4,213	4,372

	$21,474	$13,243

14. INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

14. INCOME TAXES (Continued)

purposes. Significant components of the deferred tax assets (liabilities) as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Accrued liabilities	$3,592	$1,149
Deferred rent	126	109
Deferred revenues	1,969	639
Stock—based compensation	5,223	2,749
Credit carryforward	628	131
Depreciation	410	(56)
Outside basis difference in foreign subsidiary held for sale	4,717	0
Net operating losses	44,604	24,795
Other	185	158

Gross deferred tax assets	61,454	29,674
Valuation allowance	(49,749)	(17,256)

Net deferred tax assets	11,705	12,418
Deferred tax liability:
Amortizable intangible at subsidiary	(11,109)	(12,409)
Amortizable intangible at parent	(890)	(305)
Trademarks with indefinite lives	(5,895)	(5,887)

Total deferred tax liability	(17,894)	(18,601)

Net deferred tax liability	(6,189)	(6,183)

Non-current portion of net deferred tax liability	$(6,189)	$(6,183)

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

14. INCOME TAXES (Continued)

        Income taxes are provided in the accompanying consolidated statement of operations as follows (in thousands):

	Successor
				Predecessor
			For the Period from (the inception January 7 date) through December 31, 2009
	For the Year Ended 2011	For the Year Ended 2010		For the Nine Months Ended September 30, 2009
Current:
Federal	$35	$—	$—	$—
State	109	11	—	—
Foreign	—	—	—	—

Total current	144	11	—	—

Deferred:
Federal	(11)	13	—	—
State	(1)	1	—	—
Foreign	—	—	—	—

Total deferred	(12)	14	—	—

Total income tax provision	$132	$25	$0	$0

        The effective tax rate on pretax income differs from the US federal statutory tax rate for the periods presented as follows:

	Successor
				Predecessor
			For the Period from (the inception January 7 date) through December 31, 2009
	For the Year Ended 2011	For the Year Ended 2010		For the Nine Months Ended September 30, 2009
Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Valuation allowance	(22.5)%	(14.7)%	18.3%	(21.4)%
Revenues from governmental entities	—	2.8%	(51.5)%	—
Nondeductible expenses related to governmental entities	—	(15.0)%	14.7%	—
Gain on adjustment of investment to fair value	—	—	(26.7)%	—
Change in fair value of warrant liability	(17.7)%	(17.4)%	5.7%	(19.3)%
Other—net	6.1%	10.3%	5.5%	6.7%

Effective tax rate	(0.1)%	—%	—%	—%

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

14. INCOME TAXES (Continued)

        During the year ended December 31, 2011, the Company recognized income tax expense of $0.1 million. As required by FASB ASC Topic 740, for each reporting period, management evaluates the positive and negative evidence bearing upon the realizability of its deferred tax assets and establishes a valuation allowance for deferred tax assets if it is more likely than not that such assets will not be realized. For the years ended December 31, 2011 and 2010, and the 2009 Consolidated Period, a valuation allowance was maintained against substantially all deferred tax assets primarily due to the trend in cumulative historical and anticipated losses. During the years ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period, the valuation allowance increased by $32.5 million, $7.9 million, $1.0 million and $5.6 million, respectively.

        At December 31, 2011, 2010 and 2009, federal and state net operating loss carryforwards ("NOLs") totaled approximately $113.7 million, $63.0 million and $60.8 million, respectively. These federal and state net operating loss carryforwards will begin expiring in the years 2021 and 2012, respectively.

        As previously discussed, Digital Domain was acquired by the Company in 2009 (see Note 2). Under Internal Revenue Code Section 382, a change of control occurred for income tax purposes on October 15, 2009. Accordingly, the Company's ability to use Digital Domain's pre-acquisition net operating loss carryforwards and other pre-acquisition tax attributes to offset its post-acquisition income is limited.

        Also, Digital Domain's usage of net operating loss carryforwards is limited by an ownership change that occurred in 2006. Pursuant to Section 382, Digital Domain's annual Section 382 limitation is $0.6 million with respect to net operating losses generated prior to the ownership change in 2006.

        If an "ownership change" for federal income tax purposes were to occur in the future, the Company's ability to use its pre-ownership change federal and state net operating loss carryforwards (and certain built-in losses, if any) would be subject to an annual usage limitation, which under certain circumstances may prevent the Company from being able to utilize a portion of such loss carryforwards in future tax periods and may reduce its after-tax cash flow.

        Interest on uncertain tax positions is recognized in interest expense and penalties in Selling, general and administrative expenses. For the years ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period, no such interest and penalties had been incurred. The Company has no uncertain tax positions.

        The Company files income tax returns in the US federal jurisdiction and various state jurisdictions. The Company and Digital Domain filed separate tax returns for 2010 and 2009. A tax return may be audited anytime within three years for Federal returns and four years for California returns from the later of the due date or the filing date. The open tax years on each of the returns subject to examination are for the years ended December 31, 2008 to 2010 for Federal returns and for the years ended December 31, 2008 to 2010 for California returns.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

15. COMMITMENTS AND CONTINGENCIES

        Capital and Operating Leases—The Company is obligated under capital equipment leases and various operating leases for certain premises and computer equipment. The majority of these leases require that the Company perform all necessary repairs and maintenance, provide insurance, and pay taxes assessed against the leased property. The terms of the leases range from one to six years, and some of them have renewal options and purchase options. In addition, the production facility and office space leases provide for rent adjustment increases. The accompanying consolidated statement of operations reflects rent expense on a straight-line basis over the term of the lease. Obligations of $0.3 million representing future payments in excess of rent expense are reflected in the accompanying consolidated balance sheet as of December 31, 2010.

        Future minimum payments under capital and operating leases at December 31, 2011 are as follows (in thousands):

	December 31, 2011
	Capital Leases	Operating Leases
2012	$763	$4,581
2013	530	3,328
2014	—	1,910
2015	—	1,411
2016	—	924
Thereafter	—	1,065

Total minimum lease payments	$1,293	$13,219

        Rent expense under the operating leases for the years ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period was $3.1 million, $4.1 million, $0.7 million and $2.6 million, respectively.

Litigation

        Wyndcrest DD Florida, Inc., et al adv. Carl Stork    On March 29, 2010, we (under our former name "Wyndcrest DD Florida, Inc.") sued former Digital Domain Chief Executive Officer and director Carl Stork in Brevard County Florida Circuit Court to enforce a February 2010 stock purchase agreement pursuant to which we purchased Mr. Stork's Digital Domain shares. The case was voluntarily dismissed on December 16, 2010. On September 8, 2010, Mr. Stork filed suit against us in Los Angeles County Superior Court seeking rescission of the agreement and compensatory and punitive damages. The case was removed to the United States District Court for the Central District of California. Mr. Stork has been paid the purchase price in full under the agreement. We are vigorously defending against the claims. The case is in discovery, and as such we cannot reliably predict the outcome. Trial has been set for June 2012.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

15. COMMITMENTS AND CONTINGENCIES (Continued)

        JK-DD, LLC and Jeffrey Kukes v. John C. Textor, et al.    On August 12, 2010 the plaintiffs, who are stockholders of Digital Domain, filed suit against the defendants in Palm Beach County, Florida, Circuit Court seeking rescission of a 2007 settlement agreement that resolved a prior partnership dispute between Mr. Kukes and Mr. Textor pursuant to which the plaintiffs obtained their shares of Digital Domain common stock. The plaintiffs also seek damages for alleged dilution of the value of such shares. The defendants believe the Complaint is an attempt to reverse a valid, binding settlement agreement and are aggressively defending against the claims. On September 27, 2010, the defendants filed a motion to dismiss the plaintiffs' claims. The plaintiffs subsequently dismissed two of the three counts in their original complaint, mailed defendants a draft amended complaint naming Digital Domain Media Group, Inc. as a defendant, and filed a separate new action against Mr. Textor and his wife, individually. The plaintiffs' draft amended complaint against the Company has not been filed. Both cases are in discovery, and as such we cannot reliably predict the outcome. No trial date has been set in either case.

        4580 Thousand Oaks Boulevard Corporation v. In Three, Inc., et al.    On April 21, 2011, the plaintiff, the former commercial landlord of In-Three, filed suit in California Superior Court (Ventura County) seeking $4,558,000 in unpaid rent and operating expenses allegedly owed pursuant to a lease agreement between the plaintiff and In-Three. The subject lease pre-dated our acquisition of certain assets of In-Three and was specifically not assumed by us in that transaction. Notwithstanding, the plaintiff originally named us and our subsidiaries Digital Domain Productions and DD3D, Inc., as defendants but voluntarily dismissed its claims against all Digital Domain defendants on June 24, 2011. Subsequently, on October 5, 2011, the plaintiff's counsel sent a letter to us requesting that we voluntarily stipulate to a court order permitting the filing of an amended complaint which would have added us back into the lawsuit as a defendant. We have refused to stipulate to the filing of an amended complaint on the grounds that such an amendment would be futile as, in our judgment, no lawful basis exists for advancing any claims against us. Plaintiff responded by conducting additional discovery pertinent to the asset purchase transaction to determine whether sufficient evidence exists to support the proposed amended complaint. In-Three has responded to such discovery and Plaintiff, thus far, has chosen not to seek leave of court to file the proposed amended complaint. In consequence, we are not defendants in this litigation. The case is set for trial on April 2, 2012, but only as to In-Three. In light of the April 2nd trial date, it appears highly unlikely that plaintiff will reconsider. Moreover, given that the impending trial date, the trial court would be unlikely to grant such a motion in any event. In-Three has acknowledged its contractual indemnity obligation to us pursuant to the asset purchase transaction and, accordingly, will represent us in defense of this action if necessary.

        Digital Domain Stereo Group, Inc. v. Prime Focus North America, Inc. and Prime Focus VFX USA, Inc.; Case No.: 2:11-CV-10214-JHN(AGR); United States District Court, Central District of California.    DDSG sued Prime Focus in November 2011 for damages associated with PF's infringement upon DDSG's stereo 3D conversion patents. PF answered on 2-17-12 denying DDSG's claims, asserting various affirmative defenses and seeking a declaratory judgment of no infringement and patent invalidity, the standard defenses asserted by defendants in patent infringement cases. The case is in its initial stages and as such we cannot reliably predict the outcome. No trial date has been set.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

15. COMMITMENTS AND CONTINGENCIES (Continued)

        Other—The Company is involved from time to time in routine litigation arising in the ordinary course of conducting its business. In the opinion of management, none of this pending routine litigation will have a material adverse effect on the Company's consolidated financial condition or results of operations.

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS

        Summaries of notes payable as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011
	Comvest Convertible Note Payable	Comvest Note Payable	Comvest Revolver Payable	Net Debt
Face amount	$8,000	$12,000	$7,400	$27,400
Unamortized discount	(7,545)	(1,120)	(668)	(9,333)

Net debt	455	10,880	6,732	18,067
Less current portion	—	(10,880)	(6,732)	(17,612)

Long-term portion	$455	$—	$—	$455

	December 31, 2010 Convertible Notes Payable
	Palm Beach Capital Fund 1 Convertible Note Payable	Palm Beach Capital Fund 2 Convertible Note Payable	Palm Beach Capital Fund 3 Convertible Note Payable	Total
Face amount	$9,715	$6,000	$2,200	$17,915
Unamortized discount	(8,984)	(5,800)	(2,200)	(16,984)

Net convertible notes payable	731	200	—	931
Less current portion	—	—	—	—

Long-term portion	$731	$200	$—	$931

	December 31, 2010 Other Notes Payable
	Commercial Lender Note Payable	Other Notes Payable	Total	Total Debt December 31, 2010
Face amount	$12,000	$1,054	$13,054	$30,969
Unamortized discount	(4,627)	—	(4,627)	(21,611)

Net notes payable	7,373	1,054	8,427	9,358
Less current portion	—	(1,054)	(1,054)	(1,054)

Long-term portion	$7,373	$—	$7,373	$8,304

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        Principal maturities of debt at December 31, 2011 are as follows (in thousands):

December 31, 2011
2012	$19,400
2016	8,000

Total face amount	27,400
Less amounts representing debt discount	(9,333)

Net debt	$18,067

        The changes in net debt for the years ended December 31, 2011 and 2010 are as follows (in thousands):

	Convertible Notes Payable
	Palm Beach Capital Fund 1 Convertible Note Payable	Palm Beach Capital Fund 2 Convertible Note Payable	Palm Beach Capital Fund 3 Convertible Note Payable	Comvest Convertible Note Payable	Total Convertible Notes Payable
Net debt, December 31, 2009	$—	$—	$—	$—	$—
New borrowings	10,215	6,000	2,200	—	18,415
Repayments	(500)	—	—	—	(500)
Debt extinguishments	—	—	—	—	—
Recognition of discounts and deferred issue costs	(9,715)	(6,000)	(2,200)	—	(17,915)
Amortization of discounts and deferred issue costs	731	200	—	—	931

Net debt, December 31, 2010	731	200	—	—	931
New borrowings	—	—	2,000	8,000	10,000
Recognition of discounts and deferred issue costs	(1,090)	(673)	(2,000)	(8,000)	(11,763)
Amortization of discounts and deferred issue costs	3,719	2,399	881	455	7,454
Capitalized interest	—	—	173	—	173
Debt extinguishments	5,355	3,457	2,226	—	11,038
Conversion of debt to stockholders' equity	(8,715)	(5,383)	(3,280)	—	(17,378)

Net convertible debt, December 31, 2011	$—	$—	$—	$455	$455

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

	Commercial Lender Note Payable	Comvest Lender Note Payable	Comvest Revolver Note Payable	Falcon Notes	Other Notes Payable	Total Other Notes Payable	Total Net Debt
Net debt, December 31, 2009	$7,904	$—	$—	$9,160	$—	$17,064	$17,064
New borrowings	2,000	—	—	—	2,900	4,900	23,315
Repayments	(4,000)	—	—	(9,718)	(1,846)	(15,564)	(16,064)
Debt extinguishments	10,157	—	—	—	—	10,157	10,157
Recognition of discounts and deferred issue costs	(10,157)	—	—	—	—	(10,157)	(28,072)
Amortization of discounts and deferred issue costs	1,857	—	—	289	—	2,146	3,077
Capitalized interest	—	—	—	269	—	269	269
Recognition of Commercial Lender Put	(512)	—	—	—	—	(512)	(512)
Amortization of Commercial Lender Put	124	—	—	—	—	124	124

Net debt, December 31, 2010	7,373	—	—	—	1,054	8,427	9,358
New borrowings	—	—	7,400	—	2,000	9,400	19,400
Repayments	—	—	—	—	(3,054)	(3,054)	(3,054)
Recognition of discounts and deferred issue costs	—	(1,779)	(1,061)	—	—	(2,840)	(14,603)
Amortization of discounts and deferred issue costs	973	659	393	—	—	2,025	9,479
Capitalized interest	—	—	—	—	—	—	173
Debt extinguishments	3,371	—	—	—	—	3,371	14,409
Conversion of debt to stockholders' equity	—	—	—	—	—	—	(17,378)
Amortization of Commercial Lender Put	283	—	—	—	—	283	283
Purchase of Commercial Lender note payable by Comvest Capital II	(12,000)	12,000	—	—	—	—	—

Net debt, December 31, 2011	$—	$10,880	$6,732	$—	$—	$17,612	$18,067

        Secured Promissory Note ("Lender Note")—On September 30, 2009, the Company entered into a $12.0 million secured promissory note agreement with a commercial lender (the "Commercial Lender"). On October 14, 2009, this loan agreement was amended (the "Loan Agreement") to increase the promissory note to $14.0 million (the "Secured Promissory Note"). Under the terms of the Loan Agreement, the proceeds were specifically designated to be used towards (i) the purchase of Common Stock of Digital Domain directly from the Company's Chairman and Chief Executive Officer (see Note 2), (ii) the purchase of Series C Preferred Stock from Digital Domain representing a 51% interest in Digital Domain (see Note 2) and to acquire the rights to the Titanic Agreement (see Note 2), and (iii) to fund the cash collateral account described below. Our Chairman and Chief Executive Officer

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

guaranteed this loan (see Note 22). In connection with the Loan Agreement, the Company issued the Commercial Lender an option (the "Lender Stock Option") to purchase 2,157,549 shares of common stock, $0.01 par value. See Note 17 for further disclosure regarding the terms of the Lender Stock Option.

        The gross cash proceeds from the transaction amounted to $14.0 million. Expenses for this financing transaction amounted to $0.1 million, resulting in net proceeds to the Company of $13.9 million. The allocation of the proceeds of the Secured Promissory Note was based on the fair values of the debt and Lender Stock Option at the time of issuance, resulting in the assigned value of $7.4 million for the Secured Promissory Note and $6.6 million for the value of the Lender Stock Option, which was treated as a debt discount. Additionally, issuance costs of $0.1 million allocated to the Secured Promissory Note were deferred and recorded as a reduction of the carrying amount of the Secured Promissory Note. The discount and issuance costs are being amortized over the term of the Secured Promissory Note (including the optional extension periods as described below) using the effective interest method.

        The Secured Promissory Note (i) had an interest rate of the greater of 6.5% per annum or a floating rate of interest equal to the prime rate plus 200 basis points (5.25% at December 31, 2010 and 2009, respectively); (ii) required monthly interest payments in arrears; and (iii) was due on September 29, 2010; however, the Company could extend the due date by two additional 364-day periods provided that no event of default (as defined) had occurred and had not been cured. The balance due under the Secured Promissory Note could be prepaid at any time without penalty or premium. Pursuant to FASB ASC Topic 470, Debt, the Secured Promissory Note was recorded as long-term debt since the terms of the Loan Agreement allowed for the extension of, and management intended to extend, the due date by the two additional 364-day periods.

        The Secured Promissory Note was originally collateralized by (i) substantially all of the assets of the Company, with the exception of real property owned or acquired, including real property that may be owned or acquired in connection with the grant agreements with the State of Florida and the City of Port St. Lucie (see Note 7); (ii) the shares of Digital Domain Common Stock purchased by the Company with the proceeds received under the Loan Agreement as discussed above; (iii) the shares of Digital Domain Series C Preferred Stock purchased by the Company with the proceeds received under the Loan Agreement discussed above; and (iv) 8,150,738 shares of Common Stock of the Company owned by the Company's Chairman and Chief Executive Officer. As discussed below, the collateral was modified in connection with the Private Equity Financing.

        The Loan Agreement had a cash collateral covenant, as amended, whereby an interest-bearing restricted cash reserve balance of $0.9 million was maintained in an account held by the Commercial Lender recorded separately on the consolidated balance sheet as of December 31, 2010. Additionally, the Commercial Lender had a right to receive any interest, dividends, payments or distributions made upon or with respect to the Digital Domain Common Stock and Series C Preferred Stock purchased by the Company from the proceeds of the Secured Promissory Note, which shall be deposited into a trust account held at and for the benefit of the Commercial Lender, until the Secured Promissory Note was paid in full. In the event of default (as defined) under the Loan Agreement, the Commercial Lender

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

had the voting rights with respect to such shares. Upon receipt of additional loans in an amount equal to or in excess of $1.7 million, all of the funds then held in the cash reserve account were released upon the repayment of the Falcon Notes in November 2010 (see discussion of Falcon repayment below). The Company shall thereafter cause 20% of all further proceeds of additional equity investments in the Company to be deposited into the cash reserve account until it equals $1.0 million.

        Modification of Loan with the Commercial Lender—On March 31, 2010, the Loan Agreement was modified and the principal balance was increased by $2.0 million, bringing the principal balance of the loan to $16.0 million (the "Replacement Note"). The proceeds of this modification were used primarily to acquire 666,667 shares of Series C Preferred Stock of Digital Domain on April 1, 2010 (see Note 18 for discussion of this purchase). The cash collateral pledge agreement was also modified to require any monies received from the Titanic Agreement to be deposited in the collateral account held at the Commercial Lender. The modification also required a $4.0 million principal installment to be paid on September 30, 2010, which was paid on that date. All other material terms of the loan with the Commercial Lender were unchanged. The Company's Chairman and Chief Executive Officer provided a personal guaranty related to the increased loan amount. Additionally, the Replacement Note is secured by the shares of the Digital Domain Series C Preferred Stock purchased on March 31, 2010. In consideration for the personal guaranty, the Company paid in cash to its Chairman and Chief Executive Officer 7% of the increased loan amount ($140,000) (see Note 22 for discussion of related parties), which was recorded as interest expense.

        Pursuant to the requirements of FASB ASC Subparagraph 470-50-40-13, the modification on March 31, 2010 was accounted for as a debt extinguishment since the present value of the future cash flows under the modified terms (the "fair value") of the loan varied in excess of 10% of the carrying amount (net of unamortized debt issuance costs) of the loan. The amortization of the unamortized debt discount and issuance costs aggregating to $5.9 million as of that date was accelerated, which was recorded as Loss on debt extinguishment. A new discount for $5.9 million was established using the Company's estimated cost of capital of 34% to adjust the loan amount to fair value, which was recorded as a reduction of the Loss on debt extinguishment. Therefore, there was no net gain or loss from the debt extinguishment. The discount was being amortized over the term of the Secured Promissory Note (including the optional extension periods as described above) using the effective interest method.

        Warrants Issued to Potential Lenders and Business Partners—In February of 2010, warrants were issued to two third parties to purchase an aggregate of 283,012 shares of the Company's Common Stock, $0.01 par value. The warrants are subject to anti-dilution provisions. The fair value of the warrants at date of issue was $1.6 million, which was recorded as interest expense and Additional paid in capital. The Company utilized the Black-Scholes-Merton option pricing model to determine the fair value of these warrants, which used the following assumptions: term of 4.63 years, risk-free rate of return of 2.28%, volatility of 45.0% and no dividends. The underlying terms of the warrants are discussed in Note 17.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        Private Equity Financing—On September 30, 2010, the Company entered into an Amended and Restated Loan Agreement ("Amended Agreement") with the Commercial Lender and an affiliate of Palm Beach Capital (the "Palm Beach Capital Fund 1"). The Amended Agreement allowed for a maximum financing of $15.0 million through December 31, 2010 from Palm Beach Capital Fund 1 and $12.0 million from the Commercial Lender. On September 30, 2010, the Company borrowed $7.0 million from Palm Beach Capital Fund 1 in the form of Secured Convertible Promissory Notes (discussed below). The proceeds of this borrowing were used to pay the $4.0 million principal installment due on September 30, 2010 under the loan with the Commercial Lender as discussed above. Additional uses of the proceeds included a $2.0 million quarterly principal installment due under the Falcon Notes (see below) paid on October 1, 2010. The remaining proceeds were used to pay the expenses of the Amended Agreement aggregating $0.5 million and for general corporate purposes. These loans were guaranteed by the Company's Chairman and Chief Executive Officer, who was also granted a warrant to purchase 839,105 shares of Common Stock pursuant to the 2010 Stock Plan (see Note 19) in exchange for this guarantee. The guarantee, valued at $3.8 million, was classified as deferred debt issuance costs and Additional paid-in-capital is being amortized to interest expense over the remaining term of the Amended Agreement (including the optional extension period as described below) using the effective interest method. The Company utilized the Black-Scholes-Merton option pricing model to determine the fair value of this warrant, which used the following assumptions: term of 10 years, risk-free rate of return of 2.53%, volatility of 51.67% and no dividends. During February and March 2011, the Company's Chairman and Chief Executive Officer exercised the warrant and was issued 839,105 shares of the Company's Common Stock. The underlying terms of the warrant are discussed in Note 17 and the related party transaction is disclosed in Note 22.

        As contemplated by the Amended Agreement, on November 24, 2010, an additional $2.7 million was funded by Palm Beach Capital Fund 1 and $6.0 million was funded by another private equity lender ("Palm Beach Capital Fund 2"). The terms of these borrowings are consistent with the loan described above for Palm Beach Capital Fund 1, including conversion rights, purchase options and granting of warrants. The percentage of the warrants for Palm Beach Capital Fund 1 increased due to the additional financing in accordance with the formula discussed above. Palm Beach Capital Fund 1 also received additional warrants as a fee for assisting in the financing with Palm Beach Capital Fund 2. The Company utilized $2.7 million of the proceeds to repay in full amounts due under the Falcon Notes (see below) and the remainder for general corporate purposes.

        A provision included in the Amended Agreement permitted the Commercial Lender to call its portion of the loan upon the completion of an Initial Public Offering that results in market capitalization of at least $100.0 million and net proceeds of at least $40.0 million (the "Commercial Lender Put Right"). The initial fair value of the Commercial Lender Put as of September 30, 2010 was $0.5 million and was based on the difference between the fair value of the debt with and without the Commercial Lender Put Right. This amount was recorded as additional discount and a warrant and other debt-related liability as of that date in anticipation of an initial public offering in the near term. The debt issuance costs are amortized to interest expense. The put right liability was adjusted to fair value each reporting period as described in Note 4.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        The loans with the Commercial Lender, Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 (i) had an interest rate at the greater of 6.5% per annum or a floating rate of interest equal to the prime rate plus 200 basis points (5.25% at December 31, 2010); (ii) required monthly interest payments in arrears; and (iii) were due on September 29, 2011; however, the Company could extend the due date by an additional 364-day period provided that no event of default (as defined) has occurred and had not been cured. The balances due Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 could be prepaid at any time without penalty or premium. Pursuant to FASB ASC Topic 470, Debt, these loans were recorded as long-term debt since the terms of the Amended Agreement allow for the extension of, and management intends to extend, the due date by the additional 364-day period.

        The loans with Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 were issued through the sale of convertible notes (the "Convertible Notes"). Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 had the right to convert all or a portion of the unpaid amount of the Convertible Notes into shares of Common Stock of the Company at any time prior to the termination date of the loan. The number of common shares into which the Convertible Notes were convertible is equal to the product of an amount equal to the number of shares of the diluted Common Stock deemed outstanding on the date of conversion multiplied by a fraction. The numerator of this fraction was the aggregate unpaid amount of the Convertible Notes being converted and the denominator of which is the sum of $100.0 million plus the aggregate unpaid amount of the Convertible Note being converted (the "Conversion Feature"). On December 31, 2010, these convertible fractions were 8.9% and 5.7% for Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2, respectively.

        The Convertible Notes, the early prepayment features, the underlying debt agreements and the Conversion Features were evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74, addressing embedded derivatives. As the Conversion Feature survives any prepayment of debt until the end of the loan term in September 2012 and effectively would allow the holder to convert all debt, whether prepaid or not, at the holder's option, these arrangements were viewed as debt with a Conversion Feature akin to a warrant. Accordingly, the Conversion Feature was bifurcated at inception and recorded at a fair value of $5.4 million. As the Convertible Notes were fully discounted (see below), the entire amount was recorded as interest expense and classified as Warrant and other debt-related liabilities. The bifurcated instrument is adjusted to fair value each reported period as described in Note 4.

        As part of the incentive for Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 to enter into these loans, these funds were also granted warrants in addition to the Conversion Feature. These warrants allow these funds to purchase shares of Series A Preferred Stock equal to a percentage of the diluted Common Stock deemed outstanding on the date of any exercise of the warrant at a purchase price of $0.01 per share. The amount of the shares of Series A Preferred Stock issuable upon exercise of the warrant is determined by subtracting the amount of the diluted Common Stock deemed outstanding from the result of dividing the amount of the diluted Common Stock deemed outstanding on the date of exercise by the sum of one minus the Funded Percentage. This Funded Percentage for Palm Beach Capital Fund 1 is defined as 8.5% plus 1.2% for each $1.0 million funded by Palm Beach Capital Fund 1 subsequent to October 1, 2010. The Funded Percentage for Palm Beach Capital Fund 1

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

as of December 31, 2010 was 11.8%, which would have resulted in 3,513,049 shares of Common Stock if the warrant had been exercised on that date. The Funded Percentage for Palm Beach Capital Fund 2 as of December 31, 2010 was 6.5%, which would have resulted in 1,936,091 shares of Common Stock if the warrant had been exercised on that date. The underlying terms of the warrant are discussed in Note 17.

        The gross cash proceeds from the loans with Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 amounted to $15.7 million. Expenses for these financing transactions amounted to $0.6 million, resulting in net proceeds to the Company of $15.1 million. The fair value of the warrants issued to Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 aggregated $30.5 million, which were recorded as warrant liabilities. Of this amount, $15.7 million was recognized as debt discounts and $0.9 million was recognized as deferred debt issue costs, both of which are being amortized over the term of the Secured Promissory Note (including the optional extension period as described above) using the effective interest method. The remaining $13.9 million was recognized as interest expense. The warrant liabilities will be adjusted to fair value each reporting period as described in Note 4.

        The loans with the Commercial Lender, Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 were collateralized by all assets then or hereafter owned by the Company, with the exception of real property owned or acquired by the Company in connection with the grant agreements with the State of Florida and grant agreements with local authorities.

        On December 30, 2010, the Company entered into a Junior Convertible Promissory Note and Option Agreement (the "Junior Debt") with Palm Beach Capital Fund 3, a private equity lender, for $4.2 million. On that date, $2.2 million was funded. This loan bore interest at 8% and was due September 30, 2012. The Junior Debt had conversion rights, purchase options and granting of warrants provisions similar in nature to the lending agreements discussed above, except the Junior Debt was convertible into Common Stock at a $200.0 million valuation, as defined. Palm Beach Capital Fund 3 received a warrant to purchase 570,996 shares of the Company's common stock and had the right to convert the debt into 342,598 shares of common stock.

        On that date, Palm Beach Capital Fund 3 entered into a Subordination Agreement with the Commercial Lender, Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 (the "Senior Lenders") whereby these parties agreed that the Junior Debt is subordinate to the loans with the Senior Lenders. The percentage of warrants and conversion options for the Senior Lenders increased with the borrowing from Palm Beach Capital Fund 3 in accordance with the provisions of the agreements with the Senior Lenders.

        The gross proceeds of the loan with Palm Beach Capital Fund 3 were $2.2 million on December 30, 2010. Expenses of this borrowing amounted to $0.1 million, resulting in net proceeds to the Company of $2.1 million. The fair value of the warrants issued to Palm Beach Capital Fund 3 aggregated $3.3 million, which was recorded as a warrant liability. Of this amount, $2.2 million was recognized as a debt discount, which is being amortized to the termination date of June 30, 2011 using the effective interest method. The remaining $1.1 million was recognized as interest expense. The warrant liabilities were adjusted to fair value each reporting period as described in Note 4.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        Concurrently with this borrowing, Palm Beach Capital Fund 3 paid $0.2 million to the Company's Chairman and Chief Executive Officer for an option to purchase 509,156 shares of the Company's common stock owned by this individual. Additionally, Palm Beach Capital Fund 3 paid $0.1 million to the Company's President and Chief Financial Officer for an option to purchase 169,719 shares of the Company's common stock owned by this individual. Palm Beach Capital Fund 3 exercised these options subsequent to December 31, 2010 at a weighted average exercise price of $2.21 per share.

        In connection with the private equity borrowing, the Company issued 375,000 additional warrants to the Commercial Lender to purchase shares of the Company's common stock. The Company utilized the Black-Scholes-Merton option pricing model to determine the fair value of these warrants, which used the following assumptions: term of 4.63 years, risk-free rate of return of 2.28%, volatility of 45.0% and no dividends. The underlying terms of the warrants are discussed in Note 17. Pursuant to the requirements of FASB ASC Subparagraph 470-50-40-13, the modification on December 30, 2010 was accounted for as a debt extinguishment since the present value of the future cash flows under the modified terms (the "fair value") of the loan varied in excess of 10% of the carrying amount (net of unamortized debt issuance costs) of the loan. The amortization of the unamortized debt discount and issuance costs aggregating to $4.2 million as of that date was accelerated, which was recorded as Loss on debt extinguishment. A new discount for $4.2 million was established using the Company's estimated cost of capital of 34% to adjust the loan amount to fair value, which was recorded as a reduction of the Loss on debt extinguishment. Therefore, there was no net gain or loss from the debt extinguishment. The discount is being amortized over the term of the Secured Promissory Note (including the optional extension periods as described above) using the effective interest method.

        On March 31, 2011 the Company obtained from the commercial lender and Palm Beach Capital Fund 1 an irrevocable waiver of certain events of default for the period ended March 31, 2011.

        In April 15, 2011, Palm Beach Capital Fund 3 exercised its option to invest the final $2.0 million from the remaining capacity of the Company's Junior Debt agreement. On May 23, 2011, the Company entered into an equipment finance agreement for $2.0 million in equipment financing. This loan bears interest at 8%, which is adjusted to 12% if the loan is unpaid after 90 days of issuance. The proceeds of these two loans were used to repay in full amounts owed related to property and equipment purchased during the year ended December 31, 2011.

        Modification and conversion of convertible note payable with Palm Beach Capital Fund 3 —Effective June 30, 2011, the convertible note payable with Palm Beach Capital Fund 3 was modified to extend the voluntary conversion feature from June 30, 2011 to December 31, 2011. This modification was accounted for as a debt extinguishment. The principal amount of the loan on June 30, 2011 was $4.3 million and the unamortized discount on the loan on that date was $3.4 million. Therefore, the carrying value of the loan before the modification was $0.9 million. Upon modification, the fair value of the loan was $3.1 million. Consequently, the Company recognized a loss on debt extinguishment of $2.2 million to adjust the carrying value of the loan to fair value.

        The convertible note with Palm Beach Capital Fund 3 contained a mandatory conversion feature that was triggered upon the Company completing (1) an initial public transaction where the Company

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

was publicly traded with a market capitalization of not less than $100 million or (2) a private placement of capital stock where the enterprise value of the Company was no less than $100 million and the Company receiving net proceeds of at least $20 million from such private placement. In July and August, 2011, the Company completed such a private placement, which triggered the mandatory conversion. This debt was converted into 726,594 shares of the Company's common stock. The Company recognized a loss of $1.1 million upon this conversion.

        Private Equity Financing Transactions on July 1, 2011—As of July 1, 2011, the Company entered into a credit agreement with Comvest Capital, LP ("Comvest"), whereby it (i) sold to Comvest a convertible note in the aggregate principal amount of $8.0 million (the "Convertible Note"), the proceeds of which were used by the Company to acquire all of the rights of the Commercial Lender under the terms of the Company's stock option agreement with such lender, and (ii) entered with Comvest as lender into a revolving credit facility in an initial principal amount of up to $15.0 million (the "Revolving Credit Facility").

        The Convertible Note (i) carries an interest rate of 10.0% per annum; (ii) requires quarterly interest payments in arrears due on December 31, March 31, June 30, and September 30, commencing September 30, 2011; and (iii) is due and payable in full on September 30, 2016. On each interest payment due date, the Company may, at its discretion, in lieu of the payment in whole or in part of interest due on the Convertible Note, pay such amount by adding such amount to the outstanding principal amount of the Convertible Note. In addition to certain conversion rights set forth in the Convertible Note, pursuant to which Comvest has the right from time to time to convert all of the amount owing under the Convertible Note into shares of the Company's Common Stock at a specified conversion ratio (subject to adjustment), upon the consummation of a qualified initial public offering of the Company's Common Stock ("QIPO") that raises gross proceeds to the Company of not less than $75 million, the outstanding interest and principal amount under the Convertible Note will be automatically converted into such number of shares of the Company's Common Stock as is equal to the product of (x) an amount equal to the number of shares of the Company's Common Stock outstanding (on a fully converted, fully diluted basis (taking into account the shares of the Company's Common Stock issuable upon such conversion), subject to adjustment [this adjustment includes Permitted Dilution Events in an identical fashion to the Company's other PBCC loans that include Permitted Dilutive Events]) on the date of conversion, multiplied by (y) a fraction, (i) the numerator of which is the outstanding interest and principal amount under the Convertible Note on such date and (ii) the denominator of which is the sum of (A) 103,132,159 and (B) the outstanding interest and principal amount under the Convertible Note on such date. The Convertible Note also has a put option feature that becomes exercisable on December 31, 2012, whereby the Company is required upon the holder's exercise to purchase the shares of its Common Stock issued upon the conversion of the Convertible Note at a price of (x) $4.00 per share if the notice informing the Company of the exercise of the put right is delivered to the Company before June 30, 2013, or (y) $4.50 per share if such notice is delivered to the Company on or after June 30, 2013. This put option feature terminates upon the consummation of a QIPO. Upon the consummation of a QIPO, the Company is required to use the proceeds thereof to pay all amounts owing under the Convertible Note.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        Under the Revolving Credit Facility, the Company is obligated to pay interest on the unpaid principal amount of each revolving loan under such facility on the first day of each calendar month, beginning with August 1, 2011, at the rate of (i) 12% per annum payable in cash and (ii) 2% per annum payable in kind as an increase to the outstanding principal amount under such loan. As of November 1, 2011, the Company had drawn down $7.4 million under the Revolving Credit Facility. Subject to certain specified limitations, the proceeds of the revolving loans may be used by the Company to: (A) repurchase put rights from Falcon Mezzanine Partners II, LP in an amount not to exceed $4.0 million, (B) pay fees and expenses to be paid by the Company in connection with the closing of the credit agreement and the transactions contemplated thereby, and (C) provide for working capital needs. The Revolving Credit Facility will terminate on the earliest to occur of (a) September 30, 2012, (b) the termination in whole of all revolving loan commitments under the Revolving Credit Facility pursuant to the terms thereof, or (c) the date upon which the Company consummates a QIPO that raises net proceeds to the Company of not less than $75 million. Upon the consummation of a QIPO, the Company is required to use the proceeds thereof to pay all amounts owing under the Revolving Credit Facility.

        In connection with the Company entering into the credit agreement with Comvest, it issued to Comvest a warrant for the purchase of shares of the Company's Common Stock in an aggregate amount equal to up to 2% of the shares of the Company's Common Stock outstanding on an as-converted, fully diluted basis, subject to adjustment on the date of any exercise of the warrant (taking into account the shares of the Common Stock issuable upon such exercise), subject to dilution only for certain specified permitted dilution events, for an aggregate exercise price of $10.00. Comvest's right to exercise the warrant vested as to 50% of the number of underlying shares of the Company's Common Stock when the Company made its initial drawdown under the Revolving Credit Facility. If, prior to December 31, 2011, it draws down an aggregate of $7.5 million or more under the Revolving Credit Facility, on December 31, 2011 Comvest's right to exercise the warrant shall vest in full.

        In addition, Comvest paid in full all amounts of principal and interest owed by the Company to the Commercial Lender in exchange for our issuance of a promissory note to Comvest in the aggregate principal amount of $12.0 million. This new note was an amendment and restatement of our prior note with the Commercial Lender, subject to the modifications described below. Consistent with the prior note with the Commercial Lender, the promissory note (i) carries an interest rate equal to the greater of 6.5% per annum or a floating rate of interest equal to the prime rate plus 200 basis points; (ii) requires monthly interest payments in arrears; (iii) is due on September 30, 2012, and (iv) retains the put right previously described.

        As the amount drawn under the Revolving Credit Facility as of December 31, 2011 was less than the $7.5 million threshold, Comvest's vested warrants amount to 1% of the fully diluted Common Stock outstanding. The fair value of the warrants on that date was $2.5 million, of which $2.2 million was recorded as a debt discount and $0.3 million was recorded as interest expense.

        In addition, Comvest paid in full all amounts of principal and interest owing from the Company to the Commercial Lender in exchange for the Company's issuance of a promissory note to Comvest in the aggregate principal amount of $12.0 million. The promissory note (i) carries an interest rate equal

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

to the greater of 6.5% per annum or a floating rate of interest equal to the prime rate plus 200 basis points; (ii) requires monthly interest payments in arrears; and (iii) is due on September 29, 2011; provided, however, that the Company could extend the due date by an additional 364-day period provided that no specified event of default had occurred and had not been cured as of such initial due date. Upon the consummation of a qualified initial public offering of our Common Stock that raises net proceeds to the Company of not less than $40 million, the Company is required to use the proceeds thereof to pay all amounts owing under the promissory note. As of the date of this transaction, the unamortized debt discount on the loan with the Commercial Lender was $3.4 million. The Company recognized this amount as a loss on debt extinguishment. Upon the Company completing its initial public offering as discussed in Note 1, Comvest released the common stock of the Company owned by the Chief Executive Officer which had been pledged as collateral for the loans.

        Pursuant to amendatory instruments entered into on October 31, 2011 and November 1, 2011, the Company and Palm Beach Capital Funds 1 and 2, in their capacity as senior convertible debt holder of the Company, agreed to a modification of their respective loan agreements. This modification, among other things, lowered the threshold triggering automatic conversion of the entire outstanding unpaid principal balance of this convertible debt into shares of the Company's common stock, in connection with a registered offering of the Company's common stock, from a resultant market capitalization of not less than $250 million and net proceeds to the Company of not less than $75 million, to a resultant market capitalization of not less than $200 million and net proceeds to the Company of not less than $20 million. The same threshold was modified in the same manner with respect to the automatic exercise of warrants held by these lenders and their affiliates that are exercisable into shares of the Company's Series A Preferred Stock and common stock. As compensation for these modifications, these lenders and their affiliates received additional warrants, having an exercise price of $0.01 per share and otherwise identical in tenor with the amended warrants, to purchase up to an additional 130,000 shares of the Company's common stock. Upon the Company completing its initial public offering as discussed in Note 1, these convertible notes and warrants were automatically converted into 15,103,083 shares of the Company's common stock in November 2011.

        Pursuant to FASB ASC 470-50-40, the Company concluded that the quantitative value of the warrant in relation to the debt amount and the significant individual qualitative changes to the terms of the debt under the Second Amended Agreement resulted in a substantial modification triggering a debt extinguishment. The Company wrote off $3.0 million of unamortized deferred debt issue costs and $8.8 million of unamortized debt discounts. These write offs were partially offset by recording a new discount of $1.8 million at the Company's estimated cost of capital of 20% that resulted in a net charge to the Company's results of operations of $10.0 million.

        Conversion of Debt to Equity—As the net proceeds of the initial public offering exceeded the amended thresholds discussed above, the loans with Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 were mandatorily converted to equity on the date of the initial public offering. These loans, net of unamortized debt discounts, amounted to $14.1 million as of that date. The Company recognized a loss from this conversion of $1.6 million from the write-off of unamortized debt discounts.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        Comvest Waiver and Loan Modifications February 23, 2012—The loans with Comvest were subject to financial and other loan covenants. Subsequent to December 31, 2011, the Company entered into a waiver and loan modification agreement with Comvest to clarify certain items in the Company's loan agreements including certain Waived Items. Comvest agreed to waive any non-compliance due to the Waived Items and any default interest that would have accrued due to the waived items.

        Furthermore, these agreements provided that the following events could trigger mandatory prepayments of portions of the Comvest loans (terms as defined):

  •
  Issuance of stock or other equity interests

  •
  Issuance of debt

  •
  Sales, transfer or disposition of any property or asset

  •
  Insurance proceeds from casualty losses

  •
  Receipt of cash or cash equivalents outside the ordinary course of business

        The agreements removed all future financial covenants and implemented certain provisions regarding minimum cash balances. These provisions include that the Company and the U.S. Subsidiary Guarantors must collectively have at least a cash balance of (i) $7.5 million on each of April 1, 2012, May 1, 2012 and June 1, 2012, and (ii) $10.0 million on each of July 1, 2012 and the first day of each calendar month thereafter (and in any event at least $2.5 million at all times), in each case, of unrestricted cash and cash equivalents on hand on deposit in an account in the United States.

        In addition to agreeing to make a $2.5 million payment to reduce the Revolving Loan on or before March 31, 2012, the Company agreed to certain post-closing covenants. Besides delivering certain fully executed subsidiary security agreements and guarantees shortly after the First Amendment Effective Date, the Company agreed to make a payment to Comvest on or before March 31, 2012 in an amount equal to $2.5 million in cash as a repurchase of the Comvest Warrant.

        The Comvest convertible note was modified so that on the maturity date (September 30, 2016), the outstanding interest and principal of the Note shall automatically convert into shares of the Company's common stock.

        Prior to this agreement, Comvest had a put right whereby the Company would purchase the Comvest warrants at a price of $4.50 per share. In connection with this agreement, this price was modified to $6.00 per share; provided, however, that if all of the loans made under the First Lien Loan Agreement and all of the Revolving Loans are, in each case, repaid in full in cash on or before March 31, 2012, the purchase price for each share shall be decreased to $5.00 per share.

        The Company also received the right to repurchase 50% of the original principal balance of the Note by paying, on the date the Company exercise such a right, in cash to Comvest the greater of (i) the Purchase Price and (ii) such portion of the principal balance of this Note then being repurchased plus all accrued and unpaid interest thereon.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        Other Notes Payable—In May 2011, the Company entered an equipment finance agreement for $2.0 million with Palm Beach Capital Fund 3. This loan bore interest at 8%. The Company paid this loan in full on November 23, 2011.

        During the year ended December 31, 2010, the Company purchased an aggregate of 4,566,666 shares of Digital Domain Common Stock from two former officers of Digital Domain (see Note 22 for discussion of related parties) as well as unrelated parties. An aggregate amount of $1.1 million was paid in cash and promissory notes of $0.4 million and $2.0 million were issued to the two former officers. The promissory note of $0.4 million was repaid during 2010, as well as $1.4 million of the additional promissory note. The outstanding principal balance of the additional promissory note was paid in full subsequent to December 31, 2010.

        In October 2010, a wholly-owned subsidiary of the Company purchased 4 acres of land adjacent to the site on which the Company is constructing a new headquarters building in Port St. Lucie, Florida. To help fund this purchase, this subsidiary entered into an annually renewable revolving line of credit with a commercial bank (the "Bank") and borrowed $0.5 million. The line of credit with the Bank bears interest at 3.5% over the 30-day LIBOR rate. The line of credit's interest rate was 3.7575% on December 31, 2010. The line of credit is collateralized by the real property.

        Legend Pictures Funding LLC Agreement and Release—The Company incurred certain expenses in connection with the development of the movie Paradise Lost, which was being produced by Legend Pictures Funding, LLC ("LPF"). Through December 31, 2011, the Company had capitalized $4.8 million of costs in this project. Subsequent to that date, it was determined that this was not a feasible project. Therefore, the Company wrote off its investment as of December 31, 2011. However, it is in negotiations with LPF in 2012 to recover a portion or all of its investment.

        On March 19, 2012, the Company entered into certain agreements with LPF. In connection with these agreements, the Company borrowed $3.0 million from LPF in the form of a convertible note. This note matures on July 18, 2012 and bears simple interest at a rate of 8% per annum. At the option of LPF, all of the unpaid principal and interest, but not less than all, may be converted into common stock of the Company at any time on or prior to the maturity date at $5.64 per share, which was the closing price of the Company's stock on the date of the agreements. The loan is guaranteed by the Company's Chief Executive Officer.

        In consideration for this loan, the Company released LPF from any future claim against LPF and its related parties related to the recovery of the Company's investment.

        Subsidiary—Digital Domain Senior Secured Notes and Series B Notes ("Falcon Notes") —Senior Secured Notes—On July 21, 2006, Digital Domain entered into a purchase agreement (the "Agreement") with Falcon, whereby Digital Domain agreed to sell Falcon $12.5 million in Senior Secured Notes (the "Senior Secured Notes"). In addition, Digital Domain agreed to sell (i) 1,000,000 shares of Digital Domain's 8% senior cumulative convertible preferred stock ("Senior Preferred Stock"), par value $0.0001 per share, and (ii) stock purchase warrants ("Put Warrants") for the purchase of 1,220,512 shares of Digital Domain's Common Stock. See Amendment No. 2 described

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

below regarding modification of the Put Warrants, Note 17 for further disclosure regarding the terms of the Put Warrants, and Note 18 for further disclosure regarding the terms of the Senior Preferred Stock.

        A partner of Falcon Investment Advisors, LLC, a private investment firm, which is an affiliate of Falcon, was a member of Digital Domain's Board of Directors as of December 31, 2009. This individual resigned from the Board of Directors of Digital Domain in 2010.

        The gross cash proceeds from the transaction amounted to $13.5 million. Expenses for this financing transaction amounted to $3.0 million, of which $0.8 million was non-cash compensation issued to legal advisors and the placement agent in the form of warrants to purchase Common Stock (see Note 17). The Put Warrants were recorded at their estimated fair value of $6.6 million on July 21, 2006. The residual amount of net proceeds from the transaction of $3.9 million was allocated to the Senior Secured Notes and Senior Preferred Stock based on the relative fair value of these securities. The proceeds from the transaction were allocated as follows (in thousands):

	Allocation of Gross Proceeds	Allocation of Net Proceeds
Notes	$6,252	$3,472
Senior Preferred Stock	648	426
Put Warrants	6,600	6,600

	$13,500	$10,498

        Of the $6.6 million Put Warrant valuation, $6.2 million was allocated to the Senior Secured Notes, resulting in a discount of $6.2 million from the $12.5 million face value of the Senior Secured Notes. Additionally, issuance costs of $2.8 million allocated to the Senior Secured Notes were deferred and recorded as a reduction of the carrying amount of the Senior Secured Notes. The discount and issuance costs were being amortized over the term of the Senior Secured Notes using the effective interest method.

        The Senior Secured Notes had an interest rate of 15% per annum (17% per annum effective October 30, 2008 pursuant to Amendment No. 2 described below) and require quarterly interest payments in arrears.

        On each interest payment date, Digital Domain may, at its option, in lieu of the payment in whole or in part of interest due on the Senior Secured Notes, which is in excess of 12% per annum, pay such amount in excess of 12% per annum on the Senior Secured Notes by adding such amount to the principal amount of the Senior Secured Notes. In order to prepay the Senior Secured Notes, the Company is required to pay the holders, in addition to the repayment amount, a redemption premium thereof as the maturity date of the Senior Secured Notes approaches as follows: from July 21, 2008 to July 20, 2009, 110.0% of the outstanding principal amount; from July 21, 2009 to July 20, 2010, 105.0% of the outstanding principal amount; and from July 21, 2010 to July 20, 2011, 102.5% of the outstanding principal amount.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        Digital Domain is required to extend an offer to repurchase all or part of the Senior Secured Notes from each note holder upon a change in ownership or the receipt of proceeds from a debt offering or casualty event. The payment to each note holder will include up to 100% of the outstanding principle plus a change in control premium.

        The Senior Secured Notes are collateralized by substantially all of the assets of Digital Domain and had certain financial covenants covering minimum qualified cash and limitations on capital expenditures beginning June 30, 2006. At September 30, 2009 and December 31, 2008, Digital Domain was required, among other items, to maintain cash balances of $2.0 million and $5.0 million, respectively. As of December 31, 2008, Digital Domain was not in compliance with certain covenants. Amendment No. 2 described below irrevocably waived these covenant defaults as of December 31, 2008.

        Under the terms of the Senior Secured Notes, Digital Domain is also subject to covenants as modified by Amendment No. 1 to the Amended Agreement (as defined in Series B Notes below), requiring it (i) not to exceed a specified total leverage ratio, (i.e., the ratio of Digital Domain's consolidated indebtedness as of the last day of the applicable test period (each, a "Test Date") to its consolidated earnings before interest, taxes, depreciation and amortization, and all other non-cash charges to consolidated net income ("Consolidated EBITDA") for the four prior fiscal quarters) as modified by Amendment No. 1 to the Amended Agreement (as defined in the succeeding paragraph), (the "Total Leverage Ratio Covenant"), and (ii) to maintain a specified fixed charge coverage ratio, (i.e., the ratio of Digital Domain's Consolidated EBITDA (less unfinanced capital expenditures) for the prior four fiscal quarters to interest expense and other fixed charge payments made in the prior four fiscal quarters (the "Fixed Charge Coverage Ratio Covenant"), except that, in the case of the initial Test Date of April 30, 2009, applicable to each such covenant the test period is the twelve month period ended on that date (taken as one accounting period).

        Series B Notes—On May 16, 2007, Digital Domain entered into an Amended and Restated Purchase Agreement (the "Amended Agreement") with Falcon, whereby Digital Domain agreed to sell Falcon $7.0 million in Series B Notes ("Series B Notes") due in 2011. In addition, Digital Domain agreed to issue Falcon stock purchase warrants ("Put Warrants") for the purchase of 416,666 shares of Digital Domain's Common Stock. See Amendment No. 2 described below regarding modification of the Put Warrants and Note 17 for further disclosure regarding the terms of the Put Warrants.

        The proceeds from the transaction amounted to $6.6 million, net of transaction costs of $0.4 million. The Put Warrants were initially recorded at their estimated fair value of $3.4 million, which was treated as a discount from the face value of the Series B Notes. The residual amount of net proceeds from the transaction of $3.2 million was allocated to the Series B Notes. The discount and issuance costs were being amortized over the term of the Series B Notes using the effective interest method.

        The Series B Notes (i) carry an interest rate of 15% per annum (17% per annum effective October 30, 2008, pursuant to Amendment No. 2), (ii) require quarterly interest payments in arrears, and (iii) were due on July 21, 2011.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        The Series B Notes contain the same financial covenants as the Senior Secured Notes. The Amended Agreement was amended on February 22, 2008, pursuant to Amendment No. 1 thereto, as a result of which certain of these financial covenants were modified.

        Amendment No. 2—On January 6, 2009, Digital Domain entered into Amendment No. 2, Consent and Waiver ("Amendment No. 2"), to the Purchase Agreement dated July 21, 2006 (as amended on May 16, 2007, and further amended pursuant to Amendment No. 1 dated February 22, 2008). Amendment No. 2 irrevocably waived two covenant defaults as of December 31, 2008, revised the previously existing financial covenants and established two new covenants. The new covenants required Digital Domain to raise additional equity capital of at least $6.0 million, net of financing costs, by June 30, 2009, (the "Equity Raise Covenant") and to sell The Foundry for net cash proceeds of at least $15.0 million by June 30, 2009. Under Amendment No. 2, Digital Domain was required on a monthly basis to comply with minimum targets under any two of the following three test metrics: (i) monthly and cumulative gross revenue on a consolidated basis, (ii) monthly and cumulative consolidated EBITDA, and (iii) cash and cash equivalents, as determined in accordance with US GAAP.

        In addition to the amended financial covenants, the interest rate applied to the accrued balance of the Notes was increased by 2% per annum during the period beginning on October 30, 2008 and concluding upon the date of repayment of at least $15.0 million aggregate principal amount of Notes.

        In connection with Amendment No. 2, the Put Warrants held by Falcon were exchanged for an identical number of new warrants, with the same exercise price per share as the warrants. Each of the new warrants is exercisable into one share of a newly created series of Convertible Preferred Stock of Digital Domain. The Series B Preferred Warrants have a $4.50 per share liquidation preference and rank in liquidation behind both the existing Senior Preferred Stock (extinguished in June 2009 in connection with the sale of The Foundry as discussed in Note 23), and also rank behind the Series C Preferred Stock, as described in Note 18. The new warrants also contain a put feature. Because the warrants have a put option, they are recorded as a liability and are adjusted to fair value at each reporting date as described in Note 4. The Company has the right to purchase Falcon's Series B Preferred Warrants through April 2011 for $5.0 million, subject to a 5 day preemption clause. Accordingly, the warrant is recorded at $5.0 million. On April 15, 2011, the Company purchased Falcon's Series B Preferred Warrants for $5.0 million in cash. See Note 17 regarding the new warrants.

        Effective on January 6, 2009, an extinguishment of debt was deemed to have occurred, resulting in a remeasurement of carrying value, since the present value of the future cash flows under the modified terms (the "fair value") of the Senior Secured Notes and Series B Notes pursuant to Amendment No. 2 varied in excess of 10% of the carrying amount (net of unamortized debt issuance and debt discount amounts) of the respective Notes. Fair value of the Senior Secured Notes and Series B Notes amounted to $11.9 million and $6.5 million, respectively, which was calculated based on the modified repayment terms taking into account principal, interest and redemption premium payments, discounted at Digital Domain's estimated discount rate as of January 6, 2009 of approximately 23% (such rate representing what Digital Domain believes it could obtain elsewhere for debt with similar terms). The aggregate net carrying value of the Senior Secured Notes and Series B Notes was $12.0 million ($20.9 million face value net of $6.7 million in unamortized debt issuance costs and $2.2 million in debt

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

discount amounts). Digital Domain recorded an interest charge of $8.9 million related to the write-off of the unamortized balances of the debt discount and issuance costs when the debt was extinguished, offset by a gain of $2.6 million to record the debt at fair value, resulting in a net change of $6.3 million which has been classified as Loss on debt extinguishment. The debt discount amounts, as remeasured, are being amortized over the term (as modified under Amendment No. 2) of the respective Notes using the effective interest method.

        Amendment No. 3—In June 2009, Digital Domain entered into Amendment No. 3, Consent, Waiver and Agreement ("Amendment No. 3"), to the Purchase Agreement dated July 21, 2006 (as amended on May 16, 2007, and further amended pursuant to Amendment No. 1 dated February 22, 2008 and Amendment No. 2 dated December 31, 2008). In connection with the sale of The Foundry, Amendment No. 3 releases various security interests and a guarantee obligation relating to The Foundry that Digital Domain had provided to the note holders. Amendment No. 3 approved the sale of The Foundry for consideration of $12.0 million, and revised the Equity Raise Covenant to $9.0 million, to be completed by July 31, 2009, provided Digital Domain is in good faith negotiation with an investor by June 30, 2009. The funds received from the sale of The Foundry were primarily used to pay down the Senior Secured Notes by $5.2 million and Series B Notes by $4.8 million.

        Pursuant to the requirements of FASB ASC Topic 470, Debt, Amendment No. 3 did not meet the accounting definition of a debt extinguishment. However, on a prospective basis, the effective interest rate was adjusted to approximately 20% to amortize the remaining debt discount amount using the effective interest method based on the remaining cash flows under the respective notes.

        Amendment No. 4—On August 6, 2009, Digital Domain entered into Amendment No. 4, Consent, Waiver and Agreement ("Amendment No. 4"), to the Purchase Agreement dated July 21, 2006 (as amended on May 16, 2007, and further amended pursuant to Amendment No. 1 dated February 22, 2008, Amendment No. 2. dated December 31, 2008, and Amendment No. 3 dated June 2, 2009). Pursuant to Amendment No. 4, Digital Domain borrowed $0.3 million and $0.5 million from Falcon on August 6, 2009 and August 13, 2009, respectively (the "Series C" and "Series D" Notes, respectively). The Series C and Series D Notes (i) carried an interest rate of 15% per annum; (ii) required quarterly interest payments in arrears; and (iii) were due on July 21, 2011 prior to repayment on October 15, 2009. Along with the Series C and Series D Notes, Falcon received warrants to purchase the greater of 800,000 shares of Common Stock or the number of shares of Common Stock equal at the time of exercise of such warrants (or at the time that Digital Domain consummates an issuance of Common Stock or alternative equity generating gross proceeds of at least $10.0 million) to 5.0% of the fully diluted number of shares of Common Stock, assuming full conversion or exercise of all outstanding rights, warrants or options outstanding (the "Common Warrants") (see Note 17 for further disclosure regarding the terms of the Put Warrants). The proceeds from the transaction amounted to $0.8 million, net of transaction costs. The fair value of the Common Warrants at the date of issuance was $4.4 million, of which $0.8 million was recorded as debt discount (such amount limited to the amount of cash received under the respective notes), to be amortized over the term of the respective note, and $3.6 million was recognized on date of issuance of the respective notes as changes related to fair value of Warrant and other debt-related liabilities.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

        Senior Secured Notes—Amendment No. 5—Digital Domain was not able to execute an equity raise by July 31, 2009 as required by Amendment No. 3. In connection with the sale of Series C Preferred Stock in October 2009, effective October 15, 2009, Digital Domain entered into Amendment No. 5, Consent, Waiver and Agreement ("Amendment No. 5"), to the Purchase Agreement dated July 21, 2006 (as amended on May 16, 2007, and further amended pursuant to Amendment No. 1 dated February 22, 2008, Amendment No. 2 dated December 31, 2008, Amendment No. 3 dated June 2, 2009, and Amendment No. 4 dated August 6, 2009).

        Amendment No. 5 contains provisions for the modification of terms and conditions under both the Senior Secured Notes and Series B Notes relating to (i) minimum principal installment payments and interest payments, (ii) redemption premiums, and (iii) financial covenants and waiver of breach of certain financial covenants.

        In connection with the proceeds from the sale in October 2009 of Series C Preferred Stock, Digital Domain used $3.0 million to pay down debt, which included repaying the entire principal balances due of $0.8 million under the Series C and Series D Notes, $2.1 million of the outstanding balance under the Series B Notes, related accrued interest on such Notes, and a 4% prepayment premium amounting to $0.1 million.

        Under the terms of Amendment No. 5, the Falcon Notes (i) had an interest rate of 17% per annum; (ii) had a stated maturity date of April 1, 2011; (iii) required monthly interest payments in arrears; and (iv) required minimum principal installment payments (allocable, at the option of Falcon, to either or both the Senior Secured Notes and Series B Notes) on each note installment date as follows: $1.0 million on January 1, 2010; $2.0 million on each of April 1, 2010, July 1, 2010, October 1, 2010 and January 1, 2011; and $2.0 million or lesser of the amount then outstanding on April 1, 2011.

        On each interest payment date, Digital Domain may, at its option, in lieu of the payment in whole or in part of interest due, which is in excess of 12% per annum, pay such amount in excess of 12% per annum on the Falcon Notes by adding such amount to the principal of the Falcon Notes. During the year ended December 31, 2010, the period from January 7, 2009 (the Inception Date) through December 31, 2009, the 2009 Predecessor Period, and the year ended December 31, 2008, the Company capitalized $0.3 million, $0.1 million, $0.6 million and $0.7 million, respectively, of such interest.

        Amendment No. 5 was deemed an extinguishment of debt, resulting in a remeasurement of carrying value, since the present value of the future cash flows under the modified terms (the "fair value") of the Senior Secured Notes and Series B Notes pursuant to Amendment No. 5 varied in excess of 10% of the carrying amount of the respective Notes. The cumulative fair value of the Senior Secured Notes and Series B Notes amounted to $9.0 million, which was calculated based on the modified repayment terms taking into account principal, interest and redemption premium payments, discounted at the Company's estimated discount rate as of October 15, 2009 of approximately 22% (such rate representing what the Company believes it could obtain elsewhere for debt with similar terms). The aggregate net carrying value of the Senior Secured Notes and Series B Notes was $9.0 million (as modified based on the debt extinguishment recorded in January 2009 resulting from

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

16. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS (Continued)

Amendment No. 2 as discussed above), and thus the debt extinguishment did not result in any further effect on the consolidated results of operations.

        In May 2010, Falcon notified Digital Domain of a default in failing to provide audited financial statements within 120 days of Digital Domain's year ended December 31, 2009. The default was cured in June 2010 by the delivery of Digital Domain's audited financial statements to Falcon.

        Using a portion of the proceeds of the Successor debt transactions and investment described above, the balance of the Falcon Notes was paid off as of November 24, 2010. Subsequent to December 31, 2010, the Company acquired the Put Warrants from Falcon for $5.0 million (see Note 17).

        Interest and Financing Expenses—The following table presents interest expense for each of the respective periods as follows (in thousands):

	Successor			Predecessor
			For the Period from January 7 (the inception date) through December 31, 2009
	For the Year Ended			For the Nine Months Ended September 30, 2009
	December 31, 2011	December 31, 2010
Interest and financing expense:
Issuance of and changes in fair value of warrant and other debt related liabilities	$35,820	$24,321	$296	$11,932
Amortization of discount and issuance costs on notes payable	13,201	3,633	644	599
Loss on debt extinguishment	18,256	—	—	6,311
Interest expense on notes payable	3,495	2,790	530	1,971
Interest expense on capital lease obligations	302	245	—	223

	$71,074	$30,989	$1,470	$21,036

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES

        Summaries of warrant and other debt-related liabilities as of December 31, 2011 and 2010 are as follows (in thousands):

	December 31, 2011	December 31, 2010
Short-term warrant liabilities:
Commercial Lender Put	$—	$628
Comvest Capital II fee warrants	2,548	—
Digital Domain Series B Preferred Stock put right	—	5,000
Digital Domain Bridge Warrants	3,914	3,612

Total short-term warrant liabilities	6,462	9,240

Long-term warrant liabilities:
Palm Beach Capital Fund 1 Series A Preferred Stock conversion warrant	—	21,423
Palm Beach Capital Fund 1 common stock conversion right	—	3,116
Palm Beach Capital Fund 2 Series A Preferred Stock conversion warrant	—	10,300
Palm Beach Capital Fund 2 common stock conversion right	—	1,992
Palm Beach Capital Fund 3 common stock conversion warrant	—	3,290
Palm Beach Capital Fund 3 common stock conversion features	—	372
Comvest Capital II conversion warrants	15,200	—
Comvest Capital II protective put	5,730	—

Total long-term warrant liabilities	20,930	40,493

Total warrant liabilities	$27,392	$49,733

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES (Continued)

        The following table summarizes the warrant and other debt-related liabilities transactions from December 31, 2009 Date through December 31, 2011 (in thousands):

	Commercial Lender Put	Comvest Capital II Put	Palm Beach Capital Fund 1	Palm Beach Capital Fund 2	Palm Beach Capital Fund 3	Comvest Capital II	Digital Domain Series B Preferred Stock	Digital Domain Bridge Warrants	Total
Balance, December 31, 2009	$—	$—	$—	$—	$—	$—	$5,000	$4,796	$9,796
Put liability recorded as debt discount	512	—	—	—	—	—	—	—	512
Preferred stock warrant issued recorded as deferred debt issue costs	—	—	917	—	—	—	—	—	917
Preferred stock warrant issued recorded as debt discount	—	—	9,715	6,000	2,200	—	—	—	17,915
Preferred stock warrant issued recorded as interest expense	—	—	6,327	2,154	1,090	—	—	—	9,571
Common stock conversion warrant issued recorded as interest expense	—	—	3,322	2,123	372	—	—	—	5,817
Changes in fair value of warrants	116	—	4,258	2,015	—	—	—	(1,184)	5,205

Balance, December 31, 2010	628	—	24,539	12,292	3,662	—	5,000	3,612	49,733
Exercise of Series B Preferred Stock put	—	—	—	—	—	—	(5,000)	—	(5,000)
Common stock conversion warrant issued recorded as debt discount	—	—	—	—	2,000	7,259	—	—	9,259
Common stock conversion warrant issued recorded as interest expense	—	—	824	—	4,574	—	—	—	5,398
Common stock conversion warrant issued recorded as deferred debt issue costs	—	—	3,930	—	—	—	—	—	3,930
Common stock conversion warrant issued reduction in additional paid-in capital	—	—	—	—	—	16,364	—	—	16,364
Changes in fair value of warrants	(361)	(267)	19,154	11,436	303	(145)	—	302	30,422
Purchase of Commercial Lender Put by Comvest Capital II	(267)	267	—	—	—	—	—	—	—
Conversion of warrant liability to stockholders' equity	—	—	(48,447)	(23,728)	(10,539)	—	—	—	(82,714)

Balance, December 31, 2011	$—	$—	$—	$—	$—	$23,478	$—	$3,914	$27,392

        Stock Option Issued to Commercial Lender—As described in Note 16, the Lender Option was issued on September 30, 2009 to the Commercial Lender to purchase 2,157,549 shares of Common Stock, no par value. The Lender Option is subject to certain anti-dilution provisions. The purchase price for the shares of Common Stock subject to the Lender Option is ten dollars ($10). The Lender Option was exercisable beginning November 1, 2009 and expires November 1, 2014. The Lender Option was initially recorded at a value of $6.6 million as equity and as a discount from the $14.0 million face value of the Secured Promissory Note.

        In December 2010 (see Note 16), the Company and the Commercial Lender entered into the First Amendment to Stock Option Agreement (the "Option Amendment"). As part of the Option Amendment, the Commercial Lender was granted the right to purchase an additional 375,000 shares of authorized but unissued Common Stock of the Company. All other major provisions of the Lender Stock Option remained in force. The fair value of this right of $2.2 million was reflected in the accompanying consolidated statement of operations for the year ended December 31, 2010 as interest expense. The Company utilized the Black-Scholes-Merton option pricing model to determine the fair value of these warrants, which used the following assumptions: term of 4.63 years, risk-free rate of return of 2.28%, volatility of 45.0% and no dividends. Pursuant to the requirements of FASB ASC Subparagraph 470-50-40-13, the modification on December 30, 2010 was accounted for as a debt extinguishment since the present value of the future cash flows under the modified terms (the "fair value") of the loan varied in excess of 10% of the carrying amount of the loan (net of unamortized

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES (Continued)

discount). The amortization of the unamortized debt discount of $4.2 million was accelerated, which was recorded as loss on debt extinguishment. A new discount for $4.2 million was established using the Company's estimated cost of capital of 34% to adjust the loan amount to fair value, which was recorded as a reduction of the loss on debt extinguishment. Therefore, there was no net gain or loss from the debt extinguishment. The discount was being amortized over the term of the Secured Promissory Note (including the optional extension periods as described above) using the effective interest method. As described in Note 16, the Company purchased these warrants on July 1, 2011.

        Warrants Issued to Potential Lenders and Business Partners—In February of 2010, warrants were issued to two third parties to purchase an aggregate of 283,012 shares of the Company's Common Stock, $0.01 par value. The warrants are subject to anti-dilution provisions. The fair value of the warrants at date of issue was $1.6 million, which was recorded as interest expense and Additional paid in capital. The Company utilized the Black-Scholes-Merton option pricing model to determine the fair value of these warrants, which used the following assumptions: term of 4.63 years, risk-free rate of return of 2.28%, volatility of 45.0% and no dividends.

        Under the terms of both the stock option to the Commercial Lender and the warrants issued to potential lenders: (1) the warrants are non-redeemable by the Company; (2) the warrants are exercisable for $10.00 each at any time and from time to time, in whole or in part, on a cash basis at any time prior to the expiration date; (3) the aggregate number of shares of Common Stock issuable upon exercise is subject to adjustment upon the occurrence of (a) an adjustment for payment of a stock dividend on the Common Stock, subdivisions, combinations and other issuances of Common Stock; (b) a merger or consolidation of the Company with or into another corporation when the Company is the surviving entity; (c) a dissolution, liquidation, merger or consolidation of the Company with or into another corporation when the Company is not the surviving entity; or (d) a change in the capital stock; (4) the warrants expire 5 years from their issuance date; and (5) the warrants are nontransferable except to affiliates of the original grantees and their respective owners, officers, directors, employees and consultants and with prior written consent from the Company.

        Commercial Lender Put—As described in Note 16, in connection with an Amendment Agreement entered into on September 30, 2010 with the Commercial Lender, a provision was included which permits the Commercial Lender to call the loan upon the completion of an Initial Public Offering that results in market capitalization of at least $100.0 million and net proceeds of at least $40.0 million (the "Commercial Lender Put"). The initial fair value of the Commercial Lender Put as of September 30, 2010 was $0.5 million and was based on the difference between the fair value of the debt with and without the Commercial Lender Put. This amount was recorded as additional discount and a warrant and debt-related liability as of that date in anticipation of an initial public offering. These debt issuance costs are amortized to interest expense. This warrant liability is adjusted to fair value at each reporting date as described in Note 4. The Company recorded an additional $0.1 million of interest expense to adjust this liability to fair value as of December 31, 2010. As described in Note 16, the Commercial Lender Put Right was purchased by Comvest on July 1, 2011. This put right was eliminated upon the initial public offering. The Company recognized a reduction in interest expense of $0.6 million during 2011 related to this put right.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES (Continued)

        Private Equity Preferred Stock Conversion Warrants—As described in Note 16, a total of $17.9 million was funded by three private equity funds (Palm Beach Capital Funds 1, 2 and 3) during the year ended December 31, 2010. As part of these financings, warrants were issued to these private equity funds to purchase shares of Series A Preferred Stock. These warrants, as amended, provide the right for the private equity funds to purchase an aggregate of 21.9% of the outstanding Common Stock on a diluted basis as of any point in time. The fair value of the warrants issued to the private equity funds aggregated $28.4 million, which were recorded as warrant liabilities. Of this amount, $17.9 million was recognized as debt discount (such amount limited to the amount of cash received under the financing transaction), $0.9 million was recognized as deferred debt issuance costs and the remaining $9.6 million was recognized as interest expense. These warrant liabilities are adjusted to fair value at each reporting date as described in Note 4. The Company recorded an additional $6.6 million of interest expense to adjust these warrant liabilities to fair value as of December 31, 2010. During 2011, the Company recorded $17.1 million of interest expense to adjust these warrants to fair value at the conversion to equity upon the initial public offering (see below).

        The loan from Palm Beach Capital Fund 1 was guaranteed by the Company's Chairman and Chief Executive Officer, who was also granted a warrant to purchase 839,105 shares of the Company's Common Stock with a par value $0.01 per share pursuant to the 2010 Stock Plan (see Note 19) in exchange for this guarantee. The guarantee, valued at $3.8 million, was recorded as Deferred debt issuance costs and Additional paid-in-capital, and the asset is being amortized to interest expense over the remaining term of the Amended Agreement (including the optional extension period as described below) using the effective interest method. The Company utilized the Black-Scholes-Merton option pricing model to determine the fair value of these warrants, which used the following assumptions: term of 10 years, risk-free rate of return of 2.53%, volatility of 51.67% and no dividends. The related party transaction is disclosed in Note 22.

        Under the terms of the warrant agreement: (1) the warrant is exercisable for $0.01 per share at any time and from time to time, in whole or in part, on a cash basis at any time prior to the expiration date; (2) the aggregate number of shares of Common Stock issuable upon exercise is subject to adjustment in accordance with the anti-dilution provisions set forth in the Plan; and (3) the warrant expires 10 years from the issuance date. The warrant is also subject to all of the other terms and conditions of the Plan.

        During February and March 2011, this individual exercised the warrant and was issued 839,105 shares of the Company's Common Stock.

        As described in Note 16, additional financing transactions were entered into on December 30, 2010 which provided Palm Beach Capital Fund 1, Palm Beach Capital Fund 2 and Palm Beach Capital Fund 3 warrants for the right to purchase an aggregate 963,473 of the Company's outstanding Common Stock.

        The Company issued warrants to purchase 3.3 million shares of the Company's Common Stock, and purchased warrants to purchase 2.5 million shares of the Company's Common Stock, in connection with the Comvest transactions that occurred on July 1, 2011 described in Note 16.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES (Continued)

        Private Equity Fund Common Stock Conversion Right—As described in Note 16, the loans with the private equity funds (Palm Beach Capital Funds 1, 2 and 3) were issued through the sale of a convertible notes (the "Convertible Notes"). These funds have the right to convert all or a portion of the unpaid amount of the Convertible Notes into shares of Common Stock at any time prior to the termination date of the loans. If all or any portion of the loans with the private equity funds is prepaid (the "Prepaid Amount") and if the private equity funds have not exercised their conversion right as discussed above prior to the prepayment, the private equity funds receive an option to acquire that number of shares into which the prepaid portion of the loan would have been convertible with an exercise price equal to the Prepaid Amount. The Convertible Notes, the early prepayment features, the underlying debt agreements and Conversion Features were evaluated under the hierarchy of FASB ASC Subtopic 480-10, FASB ASC Paragraph 815-25-1 and FASB ASC Subparagraph 815-10-15-74, addressing embedded derivatives. As the conversion features survive any prepayment of debt until the end of the loan term in September 2012 and effectively would allow the holder to convert all debt, whether prepaid or not, at the holder's option, the arrangement was viewed as debt with a Conversion Feature akin to a warrant. Accordingly, the Conversion Features were bifurcated at inception and recorded at a fair value of $5.8 million. As the Convertible Notes were fully discounted, the entire amount was recorded as interest expense and classified as Warrant and other debt-related liabilities. The bifurcated instruments are adjusted to fair value at each reporting date as described in Note 4. The Company recorded a reduction of $0.3 million in interest expense to adjust these warrant liabilities to fair value as of December 31, 2010. During 2011, the Company recorded $18.3 million of interest expense to adjust these warrants to fair value at the conversion to equity upon the initial public offering (see below).

        As discussed in Note 16, Palm Beach Capital Fund 1 was issued 130,000 warrants to purchase shares in the Company's common stock upon the modification of the thresholds triggering mandatory conversion of their debt into equity upon the initial public offering. These warrants were valued at the average of the first 10-day closing prices of the Company's common stock of $6.34 per share, or $0.8 million.

        Private Placement Warrants and Options Issued—As further discussed in Note 16, during 2011, as part of a private placement of equity, the Company issued detachable warrants to purchase an aggregate of 1,012,502 shares of common stock of the Company. The warrants have a contractual life ranging from 2 to 5 years starting on the date of the original stock purchase agreements of February 2011 with an exercise price of $9.63 per share. The warrants shall expire if not exercised within 180 days after the date the Company achieves a listed, public status. The allocated relative fair value of the warrants of $1.4 million is recorded in additional paid-in-capital.

        In connection with the private placement, the Company issued to unrelated third party placement agents stock options to purchase 202,500 shares of the Company common stock as compensation for professional placement services rendered. The exercise price of the option was $8.03 per share. The option was valued at $0.4 million and was recorded as part of a direct cost incurred for the above stock purchase agreement. As such, the Company recorded the amount as a reduction of net proceeds against additional paid-in-capital.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES (Continued)

        Conversion of warrant liabilities to equity—As discussed in Note 16, the loans with Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 were mandatorily converted into equity as of the date of the initial public offering. Therefore, the warrants for Palm Beach Capital Fund 1, Palm Beach Capital Fund 2 and Palm Beach Capital Fund 3 were exercised. As such, warrants with a fair value as of the date of $79.9 million were converted into 15,103 083 shares of the Company's common stock.

        Comvest Capital II warrants—In connection with the three loans with Comvest Capital II "Comvest") initialed on July 1, 2011 described in Note 16, the Company issued various warrants to Comvest. The Comvest put right warrants are described above. Comvest received fee warrants that were initially valued at $3.9 million. The Company utilized the Black-Scholes-Merton option pricing model to determine the fair value of these warrants, which used the following assumptions: term of 9.75 years, risk-free rate of return of 1.92%, volatility of 64.30% and no dividends. The Company recognized a reduction of $1.4 million in interest expense after this date to adjust this warrant liability to fair value as of December 31, 2011.

        Comvest also received a protective put right on July 1, 2011. This protective put feature gives Comvest the right and option, after the 18-month anniversary of the convertible loan, to cause the Company to purchase all or any portion of the shares of Common Stock issued upon the conversion of the convertible note with the purchase price of $4.00 per share before the two-year anniversary of $4.50 per share on or after the two-year anniversary. The Company initially recorded this warrant liability at fair value of $3.3 million. The Company utilized a Binomial Lattice Model to determine the fair value of these warrants, which used the following assumptions: term of 4.75 years, risk-free rate of return of 0.89%, volatility of 71.7% and no dividends. The Company recognized $2.4 million of interest expense to adjust this warrant liability to fair value as of December 31, 2011.

        As of December 31, 2011, Comvest has 2,771,245 warrants to purchase shares of the Company's common stock. In accordance with ASC 815-40-35-9, the Company recognized a charge to additional paid in capital of $16.4 million for existing warrants that became a liability upon the Company becoming a public company. The Company utilized a Binomial Lattice Model to determine the fair value of these warrants, which used the following assumptions: term of 4.62 years, risk-free rate of return of 0.84%, volatility of 74.26% and no dividends. In accordance with ASC 470-20-35-19, this amount was charged to additional paid in capital. The Company recognized a reduction in interest expense of $1.2 million to adjust this warrant liability to fair value as of December 31, 2011.

Subsidiary—Digital Domain Warrants Issued to Service Providers

        During fiscal years 2006 and 2007, Digital Domain issued warrants to an investor, placement agents and legal advisors in connection with financing and other transactions. The holders of the warrants are entitled to purchase, in aggregate, 390,631 shares of Digital Domain Common Stock, par value $0.0001 per share, at an exercise price of $6.00 per share. The warrants were fully vested upon issuance, and are exercisable in whole or in part at any time prior to their respective expiration dates. Of these warrant issuances, warrants for 290,632 shares of Digital Domain Common Stock were issued in 2006 in connection with the sale of Digital Domain's Common Stock and were charged to equity, warrants for 66,666 shares of Digital Domain Common Stock were issued in 2006 in connection with a

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES (Continued)

financing transaction and were accounted for as a cost of the related financing and as equity, and warrants for 33,333 shares of Digital Domain Common Stock were issued to a firm that provided legal services to Digital Domain and were reflected as Additional paid in capital and Selling, general and administrative expenses.

        Under the terms of each of the respective warrant agreements: (1) the warrants are exercisable in whole or in part at any time prior to the expiration date; (2) at any time after an initial public offering, the warrant may be exercised on a cashless basis; (3) the exercise price and aggregate number of shares of Digital Domain Common Stock issuable upon exercise is subject to adjustment upon the occurrence of (a) adjustment for subdivisions, combinations and other issuances of Digital Domain Common Stock; (b) merger of Digital Domain with or into another corporation when Digital Domain is not the surviving entity; or (c) change in the Digital Domain capital stock; (4) the warrants expire 5 years from their issuance date; (5) the warrants are nontransferable except to officers, directors and employees of the placement agent or law firm; and (6) contained "piggy-back" registration rights provisions whereby the holder of the warrant was entitled to participate in one "piggy-back" registration during the period ending on or about May 31, 2008.

        Digital Domain also issued a warrant during 2006 to purchase shares of Digital Domain Common Stock to a firm that provided investment banking services to Digital Domain in connection with a financing transaction. The holder of the warrant is entitled to purchase 168,750 shares of Digital Domain Common Stock, par value $0.0001 per share, at an exercise price of $4.62 per share. The warrants were fully vested upon issuance, and are exercisable in whole or in part at any time prior to the expiration date. The fair value of the warrant of $611,000 was accounted for as a cost of the notes payable and related financing transaction and as equity.

        Under the terms of the warrant agreement, the warrants will: (1) be non-redeemable by Digital Domain; (2) be exercisable for $4.62 per share at any time and from time to time, in whole or in part, on a cash or cashless basis during the period beginning on the date of issuance, July 21, 2006, and terminating 5 years following the issue date; (3) contain anti-dilution provisions; (4) contain "piggy-back" registration rights provisions; (5) be non-transferable except to affiliates of the investment banking firm and their respective owners, employees and consultants; and (6) be converted into Digital Domain Common Stock immediately prior to the completion of an initial public offering of Digital Domain's Common Stock if required for marketing purposes by the lead managing underwriter in such initial public offering.

        On May 24, 2010, Digital Domain issued an option to its former Co-Chairman to purchase 2,100,000 shares of Digital Domain's Common Stock with an exercise price of $1.43 per share. The warrants were valued at $3.5 million using the Black-Scholes-Merton option pricing model, which used the following assumptions: a term of 9.9 years, a risk-free rate of 2.95%, volatility of 51.67% and no dividends. The warrants vest immediately, may be exercised at any time during the period commencing on May 24, 2010 and ending on the tenth anniversary of such date, and were issued in recognition of the individual's consulting services and support. Concurrently, the Company purchased 2,100,000 shares of Digital Domain's Common Stock from this individual for $1.43 per share, and paid for those shares with cash of $1.0 million and a note payable for $2.0 million. Due to the timing and nature of the

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES (Continued)

transactions the warrants issued by Digital Domain and the Digital Domain Common Stock purchased by the Company have been accounted for as a single transaction. The total amount paid to this individual related to the transaction, including cash, note and the value of the warrants, was $6.5 million. The Company recorded the excess of the total consideration paid over the fair value of the Digital Domain Common Stock acquired as compensation in the amount of $1.7 million, which is included in selling, general and administrative expenses in the accompanying statements of operations. The fair value of the Digital Domain Common Stock acquired was recorded as a reduction in Non-controlling interests and Additional paid-in capital pursuant to the requirements of FASB ASC Paragraph 810-10-45.

        Predecessor Put Warrants—On July 21, 2006, Digital Domain issued a warrant to purchase 1,220,512 shares of Digital Domain Common Stock in connection with a financing transaction with Falcon (See Note 16). On May 16, 2007, Digital Domain issued a warrant to purchase 416,666 shares of Digital Domain Common Stock in connection with another financing transaction with Falcon (see Note 16).

        In January 2009, these warrants were exchanged for new warrants (the "Series B Warrants"). The new warrants are for an identical number of warrant shares as the original warrants and have the same terms (as defined below) as the original warrants except (i) they are exercisable into the Digital Domain Series B Preferred Stock described in Note 18 rather than Digital Domain Common Stock, and (ii) the put option price is equal to the liquidation value of the Series B Preferred Stock ($4.50 per share as of December 31, 2010).

        Under the terms of the Series B Warrant certificates (1) the warrants are exercisable in whole or in part at any time prior to July 21, 2016; (2) the exercise price and aggregate number of shares of Digital Domain Series B Preferred Stock issuable upon exercise is subject to adjustment upon the occurrence of (a) change in capital stock, (b) adjustment for certain issuances of Digital Domain Common Stock, and (c) adjustment for other distributions; (3) the warrants have a put option that becomes exercisable on July 21, 2011 and expires on the earlier of July 21, 2016 or an initial public offering that raises gross proceeds to Digital Domain of not less than $25.0 million, whereby Digital Domain is required to purchase the warrant at the greater of the then current fair market value of the underlying Digital Domain Common Stock or the liquidation preference of the Digital Domain Series B Preferred Stock, less the exercise price ($0.0006 per warrant share); and (4) the warrants expire on July 21, 2016.

        Due to the put feature, the Series B warrants were recorded as a liability and adjusted to fair value at each reporting date during the Predecessor periods. For the 2009 Predecessor Period, interest expense in the amount of $8.3 million was recorded to adjust the carrying value of the warrants to their fair value. During the year ended December 31, 2008, Digital Domain recorded a gain of $12.8 million to adjust the carrying value of the warrants to their fair value.

        The Company received a put right in connection with its purchase of the Series C Preferred Stock from Digital Domain (see Note 2). The put right allows the Company, within 25 business days of Falcon's election to exercise its put rights under the Digital Domain Series B warrants, to sell to Digital

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES (Continued)

Domain all of its outstanding shares of Digital Domain Series C Preferred Stock and/or common stock if previously converted. The put right option price is equal to the liquidation value of the Digital Domain Series C Preferred Stock ($3.10 and $3.04 per share as of December 31, 2010 and 2009, respectively) or the current market price (as defined) of the Digital Domain common stock if previously converted. The Digital Domain Series C Preferred Stock put right is senior to Falcon's Put Warrants, whereby Digital Domain must pay the put right option price to the holders of the Digital Domain Series C Preferred Stock or common stock, if converted, prior to any payments to Falcon relating to Falcon's Put Warrants.

        This put feature issued to holders of Digital Domain Series C Preferred Stock was evaluated pursuant to guidelines under FASB ASC 815, Derivatives and Hedging, and FASB 480, Distinguishing Liabilities from Equity, and Digital Domain concluded that it does not have to be bifurcated and accounted for as an equity instrument or as a liability.

        In addition to the put rights, the Company received a right to purchase Falcon's Digital Domain Series B Preferred Stock warrants for $5.0 million through April 15, 2011. Due to this right, The Series B warrants were recorded at $5.0 million as of the Acquisition Date and at December 31, 2009 and December 31, 2010. On April 15, 2011, the Company exercised its right and purchased Falcon's Series B Preferred Warrants for $5.0 million in cash.

        On August 6, 2009 and August 13, 2009, respectively, Digital Domain issued Series C and Series D Notes to Falcon (see Note 16). In connection with these financing transactions, Digital Domain issued two separate warrants (the "Series C and Series D Warrants") to purchase, in aggregate, the greater of 800,000 shares of Digital Domain Common Stock or the number of shares of Digital Domain Common Stock equal at the time of exercise of such warrants (or at the time that Digital Domain consummates an issuance of Digital Domain Common Stock or alternative equity generating gross proceeds of at least $10.0 million) to 5.0% of the fully diluted number of shares of Digital Domain Common Stock, assuming full conversion or exercise of all outstanding rights, warrants or options outstanding. Notwithstanding the preceding, the aggregate number of shares of Digital Domain Common Stock issuable upon exercise of the warrants was subject to significant increases if the Series C and Series D Notes were not fully repaid by certain quarterly dates within the first twelve months of issuance of the Series C and Series D Notes. These Series C and Series D Notes were paid in full on October 15, 2009.

        Under the terms of each of the Series C and Series D Warrant certificates (1) the warrants are exercisable in whole or in part at any time prior to August 6, 2019; (2) the exercise price and aggregate number of shares of Digital Domain Common Stock issuable upon exercise is subject to adjustment upon the occurrence of (a) change in capital stock, (b) adjustment for certain issuances of Digital Domain Common Stock, and (c) adjustment for other distributions; (3) the warrants have a put option that becomes exercisable on July 21, 2011 and expires on the earlier of August 6, 2019 or an initial public offering that raises gross proceeds to Digital Domain of not less than $25.0 million, whereby Digital Domain is required to purchase the warrant at the then current fair market value of the underlying Digital Domain Common Stock, less the exercise price ($0.0001 per warrant share); and (4) the warrants expire on August 6, 2019.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

17. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES (Continued)

        Due to the put feature of the Series C and Series D Warrants, they were recorded as a liability and are adjusted to fair value at each reporting date as described in Note 4. The fair value of these warrants on December 31, 2011, 2010 and 2009 were $3.9 million, $3.6 million and $4.4 million, respectively.

        Summaries of Digital Domain's outstanding warrants as of December 31, 2011 and 2010 are as follows:

	December 31, 2011			December 31, 2010
Convertible into Digital Domain:	Number of Shares	Exercise Price per Share	Expiration Date	Number of Shares	Exercise Price per Share	Expiration Date
Common Stock	—	—		290,632	$6.00	June 2011
Common Stock	—	—		66,666	6.00	July 2011
Common Stock	—	—		168,750	4.62	July 2011
Series B Preferred Stock(a)	1,637,178	—	July 2016	1,637,178	—	July 2016
Common Stock	33,333	6.00	February 2012	33,333	6.00	February 2012
Common Stock	800,000	—	August 2019	800,000	—	August 2019
Common Stock	2,100,000	1.43	May 2020	2,100,000	1.43	May 2020

Total warrants outstanding	4,570,511			5,096,559

Weighted-average exercise price per share		$0.70			$1.20
Common Stock Equivalents	9,001,453			9,110,839

(a)
The underlying warrants were convertible to Digital Domain Common Stock as of December 31, 2008. On January 6, 2009, the warrants were amended to be convertible into Series B Preferred Stock.

18. CAPITAL STOCK

        Parent Company—At December 31, 2009, the Company had authorized 100,000,000 shares of Common Stock, no par value per share, of which 12,226,107 shares were issued and outstanding. On November 24, 2010, the Company amended its Articles of Incorporation to change such authorized common stock from no par value to $0.01 per share par value, and to authorize 25,000,000 shares of Preferred Stock, par value $0.01 per share, of which 100,000 shares have been designated Series A Preferred Stock. As of December 31, 2010, the Company had 13,002,832 shares of common stock outstanding, and no shares of Preferred Stock outstanding. As of December 31, 2011, the Company had 39,384,003 shares of common stock outstanding, and no shares of Preferred Stock outstanding.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

18. CAPITAL STOCK (Continued)

        The Company was capitalized on January 7, 2009 by issuing 12,226,107 shares of common stock to its founders for nominal consideration. During the year ended December 31, 2010, the Company sold shares of common stock pursuant to a private placement memorandum, at a purchase price of $6.00 per share, solely to "accredited investors" (as defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended). As part of this private placement memorandum, the sale of shares of common stock was combined with a concurrent offering to exchange shares of the Company's common stock for shares of Digital Domain common stock at a ratio of two shares of Company stock for $6.00 plus the exchange of one share of Digital Domain common stock. As of December 31, 2010, 166,775 shares were sold for $1.0 million and 86,663 shares of the Company's common stock were exchanged for 86,663 shares of Digital Domain common stock. During the year ended December 31, 2011, an additional 10,000 shares were issued and 22,666 shares of the Company's common stock were exchanged for 22,666 shares of Digital Domain common stock pursuant to the private placement memorandum. The exchange of the Company's common stock for Digital Domain common stock was accounted for pursuant to the requirements of FASB ASC Paragraph 810-10-45, Other Presentation Matters, resulting in a decrease in Non-controlling interests and offsetting increase in Additional paid-in-capital of $0.3 million during the year ended December 31, 2010. The effect on Non-controlling interests and Additional paid-in capital during the year ended December 31, 2011 was negligible.

        As further discussed in Notes 16 and 19, during 2010 the Company's Chairman and Chief Executive Officer was issued a warrant to purchase 839,105 shares of the Company's Common Stock in connection with a financing transaction. During February and March 2011, this individual exercised the warrant, was issued 839,105 shares of the Company's Common Stock (see Notes 16 and 19). As the common stock was issued to the Company's Chairman and Chief Executive Officer, this transaction is deemed to be a related party transaction (see Note 22).

        On December 1, 2010, the Company issued 100,000 shares of common stock to an Advisory Board Member and former director of Digital Domain in exchange for 83,333 shares of Digital Domain common stock held by this individual. The Company recorded the excess of the fair value of the Company's common stock issued to this individual over the fair value of the Digital Domain Common Stock acquired as compensation in the amount of $0.3 million. The fair value of the Digital Domain common stock acquired was recorded as a reduction in Non-controlling interests and Additional paid-in capital pursuant to the requirements of FASB ASC Paragraph 810-10-45. See Note 22.

        During February 2011, the Company executed stock purchase agreements in a private placement to sell 2,025,001 shares of its common stock for $9.63 per share to "qualified institutional buyers" in accordance with Rule 506 of Regulation D under the Securities Act. The Company issued 2,025,001 shares of Common Stock in consideration for gross proceeds of $19.5 million at $9.63 per share, or $17.0 million net of fees and expenses. The stock purchase agreement contained provisions for escalating damages for an untimely initial public offering ("IPO") registration statement filing with the U.S. Securities and Exchange Commission ("SEC") as well as for an untimely declaration of effective status by the SEC on the Company's IPO registration statement. The holders of the Company's common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

18. CAPITAL STOCK (Continued)

and may not cumulate their votes for the election of directors. The holders of common stock do not have preemptive rights to subscribe for additional shares of any class that may be issued by the Company, and no share of common stock is entitled in any manner to any preference over any other share of such stock.

        Each subscriber has agreed to a lock-up agreement providing that he, she or it will not sell, transfer, assign, pledge or enter into any hedging transactions, with respect to any securities owned by the subscriber for a period beginning 30 days prior to any underwritten public offering until a date which is up to 180 days from the closing date of any such offering.

        Subsequent to the execution of the above agreements, the Company and the purchasers amended the February 2011 agreements to modify the triggering events and provisions for the damages and added a new provision in the agreements to issue detachable common stock warrants. The specifics of the amendments were (1) purchasers to receive from the Company, at no cost to the purchasers, one incremental share of the Company's common stock for each one share of the Company's common stock purchased as damages in the event the Company does not achieve a listed, public trading status on or before December 31, 2011; and (2) purchasers were granted warrants to purchase up to an aggregate maximum of 1,012,502 shares of the Company's Common Stock with a contractual life ranging from 2 to 5 years starting on the date of the original stock purchase agreements of February 2011 with an exercise price of $9.63 per share. The warrants shall expire if not exercised within 180 days after the date the Company achieves a listed, public status. The allocated relative fair value of the warrants of $1.4 million is recorded in Additional paid-in-capital.

        In connection with the executed stock purchase agreements during February 2011, the Company issued stock options to purchase 202,500 shares of the Company's Common Stock as compensation for professional placement services rendered. The exercise price of the options was $8.03 to $9.63 per share. The option was valued at $0.4 million and was recorded as part of a direct cost incurred for the above stock purchase agreements. As such, the Company recorded the amount as a reduction of net proceeds against Additional paid-in-capital. See Note 17 for further discussion of warrants and options issued in connection with the February 2011 stock purchase agreements.

        During the year ended December 31, 2011, five shareholders of Digital Domain's common stock exchanged 4,600,001 shares, for 2,866,045 shares of the Company's common stock. These exchanges increased the Company's contributing interest in Digital Domain. See Notes 3, 19 and 22 for further discussion.

        On November 18, 2011 and concurrently with the Company's initial public offering, Palm Beach Capital Fund 1 and Palm Beach Capital Fund 2 converted all convertible debt and certain warrants into 7,390,077 shares of the Company's common stock. Additionally warrants to purchase Series A Preferred Stock were also exercised and converted into 7,713,006 shares of the Company's common stock. For further discussion see Notes 16 and 17.

        On November 18, 2011 the Company completed its initial public offering of 4,920,000 common shares at $8.50 per share. As disclosed above, substantially all of the Company's 34.6 million shares of common stock that were issued prior to the initial public offering are subject to 180-day lock-up agreements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

18. CAPITAL STOCK (Continued)

        Series A Preferred Stock—During 2010, as part of the incentive for the private equity funds to enter into a loan (see Note 22), the private equity funds were granted warrants (see Note 17). These warrants allow the private equity funds to purchase shares of Series A Preferred Stock equal to the Funded Percentage of the diluted common stock deemed outstanding on the date of any exercise of the warrant at a purchase price of $0.01 per share. The rights, preferences and privileges of the holders of Series A Preferred Stock are as follows:

  •
  Rank—Series A Preferred Stock ranks senior (subject to future issuances of Common Stock or Preferred Stock that may be designated as on parity with ("Parity Securities") or senior to the Series A Preferred Stock) to all classes of common stock and to each other class of capital stock or series of preferred stock with respect to dividend distributions and distributions upon liquidation, winding up or dissolution of the Company.

  •
  Dividends—No dividends shall be paid on any shares of common stock or any other class or series of capital stock of the Company that, by its terms, rank on parity with or junior to the Series A Preferred Stock unless a dividend is paid with respect to all outstanding shares of Series A Preferred Stock in an amount for each such share equal to the aggregate amount of such dividend for all shares of Common Stock into which such shares of Series A Preferred Stock could be converted.

  •
  Liquidation Preference—In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs (collectively "liquidation") of the Company, the holders of Series A Preferred Stock shall be entitled to receive, prior to any holders of common stock or other class or series of the Company's preferred stock ranking junior to the Series A Preferred Stock, and concurrently on a ratable basis (in proportion to the respective preferential amounts payable to all subject holders) with the holders of any outstanding Parity Securities, an amount equal to the greater of (i) the aggregate amount payable to all shares of Common Stock into which the shares of Series A Preferred Stock held by such holder could then be converted; or (ii) seventy-five percent (75%) of the aggregate principal amount funded by the holder of Series A Preferred Stock and their Affiliates pursuant to the Convertible Note, which will be increased to 100% of Convertible Notes if, by the second anniversary of issuance, a public offering of common stock has not been completed with a market capitalization of not less than $200.0 million; and if trailing twelve-month EBITDA is less than $19.0 million.

  •
  Termination of Liquidation Preference—Upon a qualified public offering, the liquidation preference shall be terminated. In the event of any liquidation, the holders of the Series A Preferred Stock shall be entitled to receive an amount per share of Series A Preferred Stock into which such shares of Series A Preferred Stock could be converted.

  •
  Conversion Rights—The Series A Preferred Stock shall be convertible into fully paid and non-assessable shares of common stock equal to the Funded Percentage of the common stock deemed outstanding on that date of conversion taking into account the shares of common stock issuable upon such conversion, subject only to dilution for permitted dilution events and less the

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

18. CAPITAL STOCK (Continued)

    aggregate number of shares of common stock previously issued from time to time as a result of any partial conversion of the Series A Preferred Stock.

  •
  Voting Rights—The holders of Series A Preferred Stock shall be entitled to the number of votes equal to the number of whole shares of common stock into which such shares of preferred stock could be converted pursuant to the provisions of conversion rights at the record date for the determination of the stockholder entitled to vote on such matters or, if no such record date is established, the date such vote is taken or any written consent of stockholders is solicited.

        All warrants convertible into shares of Series A Preferred Stock were converted at the IPO date (see Note 17). At December 31, 2011, there are no shares of Series A Preferred Stock outstanding.

        Digital Domain and Non-Controlling Interests—Digital Domain had reserved shares of Common Stock as of December 31, 2011 and 2010, as follows:

	December 31,
	2011	2010	2009
Conversion of Series C Preferred Stock into common stock(1)	728,465	686,773	22,096,363
Exercise of common stock options	653,987	935,962	1,212,314
Restricted stock awards	—	—	182,724
Exercise of Series B Preferred Stock warrants(2)	4,426,995	4,142,832	3,921,506
Exercise of common stock warrants	4,574,458	4,968,007	2,725,806

	10,383,905	10,733,574	30,138,713

(1)
Owned 100% by the Company.

(2)
The Company had the right to purchase Falcon's Series B Preferred Stock warrants through April 2011 for $5.0 million, subject to a 5 day preemption clause. On April 15, 2011, the Company purchased Falcon's Series B Preferred Stock warrants for $5.0 million in cash. See Note 17 for further discussion.

        Under the terms of Digital Domain's notes payable, Digital Domain is restricted from paying cash dividends on its Common Stock.

        Digital Domain Preferred Stock—As of December 31, 2011, 2010 and 2009, Digital Domain is authorized to issue up to 25,000,000 shares of preferred stock ("Preferred Stock"). The par value of the Preferred Stock is $0.0001 per share. As of December 31, 2011 and 2010, 1,637,178 shares were designated Series B Convertible Preferred Stock ("Series B Preferred Stock") and 3,000,001 shares were designated Series C Convertible Preferred Stock ("Series C Preferred Stock"). As of December 31, 2009, 1,637,178 shares were designated Series B Preferred Stock and 2,333,334 shares were designated Series C Preferred Stock.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

18. CAPITAL STOCK (Continued)

        No shares of Series B Preferred Stock and 666,667 shares of Series C Preferred Stock were issued and outstanding as of December 31, 2011 and 2010. No shares of Series B Preferred Stock and 2,333,334 shares of Series C Preferred Stock were issued and outstanding as of December 31, 2009.

        Series A Preferred Stock.    As more fully described in Note 16, on July 21, 2006 Digital Domain sold to Falcon, a third-party investor, $12.5 million of notes payable ("Notes"), 1,000,000 shares of the Series A Preferred Stock (the "Senior Preferred Stock") for $1.0 million and Put Warrants to purchase 1,220,512 shares of Digital Domain's Common Stock. The gross cash proceeds from the transaction amounted to $13.5 million, of which $0.6 million was allocated to the Senior Preferred Stock. The initial carrying value of the Senior Preferred Stock after allocating the gross proceeds and financing expenses was $0.4 million. As further discussed in Note 23, in June 2009, in connection with sale of The Foundry, all of Digital Domain's Senior Preferred Stock was redeemed for $1.3 million. Digital Domain recognized a deemed dividend of $0.8 million, which represented the excess of the amount paid over the carrying value of the Senior Preferred Stock.

        Series B Preferred Stock.    As more fully described in Note 17, in January 2009, Digital Domain issued new warrants to Falcon in exchange for all outstanding warrants previously issued by Digital Domain to Falcon, which new warrants are exercisable into shares of Series B Preferred Stock. The rights, preferences, and privileges of the holders of Series B Preferred Stock are as follows:

  •
  Rank—Series B Preferred Stock ranks junior to the Series C Preferred Stock and senior to all classes of Common Stock and to each other class of capital stock or series of Preferred Stock with respect to dividend distributions and distributions upon liquidation, winding up or dissolution of Digital Domain.

  •
  Dividends—The holders of the Series B Preferred Stock are entitled to receive dividends only in the event that Digital Domain shall declare a dividend or make any other distribution with respect to shares of any class of Common Stock of Digital Domain, subject to certain conditions.

  •
  Liquidation Preference—In the event of any liquidation of Digital Domain, the holders of Series B Preferred Stock are entitled to be paid a liquidation preference in cash equal to the greater of (x) the sum of the liquidation amount for each share of Series B Preferred Stock outstanding plus an amount in cash equal to declared and unpaid dividends thereon to the date fixed for such liquidation; or (y) the amount they would be entitled to receive as if all of the shares of Series B Preferred Stock had been converted into Common Stock. As of December 31, 2011and 2010, the liquidation amount of a share of Series B Preferred Stock was $4.50. The liquidation amount is subject to adjustment for each stock combination, split or recapitalization.

  •
  Change of Control—Upon the occurrence of a "change of control" of Digital Domain, Digital Domain will make an offer to purchase the outstanding shares of Series B Preferred Stock at a purchase price equal to the greater of (x) 100% of the liquidation amount thereof, plus all accumulated and unpaid dividends (including prorated dividends due) and (y) the amount payable if such shares had been converted into shares of Digital Domain's Common Stock as of

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

18. CAPITAL STOCK (Continued)

    the date immediately prior to the date fixed for determining the rights of holders of Common Stock in connection with such change of control.

  •
  Conversion Rights—A holder of any share of Series B Preferred Stock may at any time and from time to time convert such share into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (a) the liquidation amount of the share by (b) the conversion price then in effect. Digital Domain may convert the outstanding Series B Preferred Stock in whole but not in part, with each share of Series B Preferred Stock converting into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (a) the liquidation amount of the share by (b) the conversion price then in effect, if Digital Domain consummates an initial public offering of its Common Stock for gross cash proceeds of at least $25.0 million at a price to the public of not less than 1.25 times the conversion price then in effect. The liquidation amount was $4.50 per share as of December 31, 2011 and 2010. The liquidation amount is subject to adjustment for each stock combination, split or recapitalization.

        As discussed in Note 17, in April 2011 the Company purchased certain warrants from Falcon.

        Series C Preferred Stock.    As more fully described in Note 2, effective October 15, 2009, the Company purchased an aggregate of 2,333,334 shares of Series C Preferred Stock from Digital Domain. The purchase price for the 2,333,334 shares of Series C Preferred Stock was $7.0 million. During 2010, Digital Domain authorized an increase in Authorized Series C Preferred Stock from 2,333,334 shares to 3,000,001 shares, and the Company purchased an additional 666,667 shares of Series C Preferred Stock from Digital Domain for $2.0 million in aggregate consideration. In addition, the Company elected to convert 2,333,334 shares of Series C Preferred Stock into approximately 22,000,000 shares of Common Stock of Digital Domain.

        The rights, preferences and privileges of the holders of Series C Preferred Stock are as follows:

  •
  Rank—Series C Preferred Stock ranks senior (subject to future issuances of Common Stock or Preferred Stock that may be designated as on parity with or senior to the Series C Preferred Stock) to all classes of Common Stock and to each other class of capital stock or series of Preferred Stock with respect to dividend distributions and distributions upon liquidation, winding up or dissolution of Digital Domain.

  •
  Dividends—The holders of Series C Preferred Stock are entitled to receive dividends, when, as and if declared by the Board of Directors of Digital Domain, at a rate of the higher of prime rate plus 2.0% or 6.5% of the liquidation amount of each share, and in the event that Digital Domain shall declare a dividend or make any other distribution with respect to shares of any class of Common Stock of Digital Domain, the holders shall be entitled to receive a dividend in an amount equal to the amount of such dividend received by a holder of the number of shares of Common Stock into which such shares of Convertible Preferred Stock are convertible on the date of the payment of such dividend to holders of Common Stock. Dividends are cumulative, whether or not earned or declared, accruing on a daily basis from issuance of the shares of Series C Preferred Stock.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

18. CAPITAL STOCK (Continued)

  •
  Liquidation Preference—In the event of any voluntary or involuntary liquidation, dissolution or winding up of the affairs (collectively, "liquidation") of Digital Domain, the holders of Series C Preferred Stock are entitled to be paid an amount ("liquidation preference") in cash equal to the greater of (x) the sum of the liquidation amount for each share of Series C Preferred Stock outstanding plus an amount in cash equal to accumulated and unpaid dividends thereon to the date fixed for such liquidation (including an amount equal to a prorated dividend for the period from the last dividend payment date to such date) or (y) the amount they would be entitled to receive as if all of the shares of Series C Preferred Stock had been converted into Common Stock as of the date immediately prior to the date fixed for determination of stockholders entitled to receive a distribution in such liquidation event, before any cash distribution shall be made or any other assets distributed in respect of junior securities, including, without limitation, Series A Preferred Stock, Series B Preferred Stock and Common Stock (subject to future issuances of Common Stock or Preferred Stock that may be designated as on parity with or senior to the Series C Preferred Stock). As of December 31, 2011 and 2010, the liquidation preference was $3.42 per share and $3.18 per share, respectively ($3.0 million and $2.1 million in the aggregate, respectively), which is based on the liquidation amount of $3.00 per share plus accrued but unpaid dividends as of each respective date. As of December 31, 2011 and 2010, the liquidation amount per share of Series C Preferred Stock was $3.00. The liquidation amount is subject to adjustment for each stock combination, split or recapitalization.

  •
  Change of Control—Upon the occurrence of a "change of control" of Digital Domain, Digital Domain will make an offer to purchase the outstanding shares of Series C Preferred Stock at a purchase price equal to the greater of (x) 100% of the liquidation amount thereof, plus all accumulated and unpaid dividends (including prorated dividends due) and (y) the amount payable if such shares had been converted into shares of Digital Domain's Common Stock as of the date immediately prior to the date fixed for determining the rights of holders of Common Stock in connection with such change of control. Digital Domain shall not make any payments with respect to the change of control provisions of the Series B Warrants (see Note 17) prior to satisfying such obligations with respect to the Series C Preferred Stock provisions. In the financial statements of one of the Company's consolidated subsidiaries, specifically Digital Domain, which are not included separately herein, the Series C Preferred Stock has been classified as mezzanine equity due to the change of control provision. Digital Domain's equity and mezzanine equity have been eliminated in the accompanying consolidated balance sheets of the Company.

  •
  Conversion Rights—A holder of any share of Series C Preferred Stock may at any time and from time to time convert such share into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (a) the liquidation amount of the share by (b) the conversion price then in effect. Digital Domain may convert the outstanding Series C Preferred Stock in whole but not in part, with each share of Series C Preferred Stock converting into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing (a) the liquidation amount of the share by (b) the conversion price then in effect, if Digital Domain consummates an initial public offering of its Common Stock for gross cash proceeds of

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

18. CAPITAL STOCK (Continued)

    at least $25.0 million at a price to the public of not less than 1.25 times the conversion price then in effect. The liquidation amount was $3.00 per share as of December 31, 2011 and 2010. The liquidation amount is subject to adjustment for each stock combination, split or recapitalization. The conversion price for the additional 666,667 shares of Series C Preferred Stock issued in 2010 was $3.00 per share as of December 31, 2011 and 2010. The conversion price for the initial 2,333,334 shares of Series C Preferred Stock issued in 2009 was, as of December 31, 2009, determined to be such that the 2,333,334 shares of Series C Preferred Stock then outstanding would be convertible, in the aggregate, into such number of shares of Common Stock as would be equal to 51% of the fully diluted shares of Common Stock of Digital Domain as of the close of business on October 16, 2009. As of December 31, 2009, such conversion price for the 2,333,334 shares of Series C Preferred Stock was approximately $0.32 per share. The conversion price is also subject to adjustment in certain circumstances, including if Digital Domain issues Common Stock or securities convertible into Common Stock, at a price per share less than the conversion price in effect at the time of issuance of such Common Stock.

  •
  Voting Rights—The holders of Series C Preferred Stock have the right to vote on any matter submitted to a vote of the holders of Common Stock or Series C Preferred Stock. The number of votes to which holders of Series C Preferred Stock shall be entitled equals the number of shares of Common Stock into which such shares of Series C Preferred Stock is then convertible. For as long as at least 66 2/3% of the shares of Series C Preferred Stock remain outstanding, Digital Domain may not effect, without the consent and approval of a majority of the holders of the Series C Preferred Stock, the authorization or issuance of any class of any equity securities on parity with or senior to the Series C Preferred Stock, or effect certain other special matters (as defined).

        DDI Common Stock—As of December 31, 2010, DDI had authorized 100 shares of no par value common stock, all of which were outstanding ("DDI Common Stock"). On July 14, 2011, DDI amended its Articles of Incorporation to authorize 100,000,000 shares of DDI Common Stock.

        From July 29, 2011 through August 19, 2011, DDI sold 3,250,000 shares of DDI Common Stock in a private placement, at a purchase price of $8.00 per share, or $23.3 million net of fees and expenses, solely to accredited investors satisfying at least one of the financial tests applicable to "qualified institutional buyers" (as defined in Rule 144A promulgated under the Securities Act of 1933, as amended) in accordance with Rule 506 of Regulation D. As part of this private placement, the sale of shares of DDI Common Stock was combined with a concurrent offering to exchange shares of DDI Common Stock for shares of the Company's Common Stock at a ratio of 0.8307 shares of the Company's Common Stock for the exchange of one share of DDI Common Stock, for a total of 2,699,776 shares of the Company's common stock. In connection with the private placement, warrants to purchase 269,978 shares of the Company's common stock were issued to placement agents as compensation. The exercise prices of the warrants ranged from $8.03 to $9.63 per share. The warrants were valued at $2.3 million and were recorded as a component of the direct costs incurred for the above private placement. As such, the Company recorded the amount as a reduction of proceeds against Additional paid-in-capital. See Note 17 for further discussion of warrants issued in connection

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

18. CAPITAL STOCK (Continued)

with the DDI private placement. See Notes 22 and 24 for further disclosure of related party transactions and subsequent events. The exchange of the Company's Common Stock for DDI Common Stock will be accounted for pursuant to the requirements of FASB ASC Paragraph 810-10-45, Other Presentation Matters.

        The holders of DDI common stock are entitled to one vote per share on all matters submitted to a vote of the stockholders of DDI. The holders of DDI Common Stock do not have preemptive rights to subscribe for additional shares of any class that may be issued by DDI, and no share of DDI common stock is entitled in any manner to any preference over any other share of such stock.

        Subsequent to December 31, 2011, certain holders of DDI common stock exchanged 2,500,000 shares of DDI common stock in exchange for 2,076,751 share of the Company's common stock under the terms of DDI's common stock private placement.

19. STOCK OPTION PLANS AND SUBSIDIARY RESTRICTED STOCK

        Effective January 1, 2010, the 2010 Stock Plan (the "Plan") was adopted. The Plan provides (a) officers and other employees with opportunities to purchase Common Stock pursuant to options granted which qualify as incentive stock options ("ISOs"); (b) directors, officers, employees and consultants with opportunities to purchase Common Stock pursuant to options granted which do not qualify as ISOs; (c) directors, officers, employees and consultants with awards of Common Stock; (d) directors, officers, employees and consultants opportunities to make direct purchases of Common Stock; and (e) non-employee directors with the opportunities to purchase Common Stock ("Non-Discretionary Options").

        The Plan may be administered by the entire Board of Directors ("Board") or by a committee (the "Committee"). Option awards and purchases under the Plan are to be issued at no less than 100% of the fair market value of the underlying shares on the grant date, or 110% in the case of a ten-percent stockholder. The terms and vesting period for each grant will be set forth in the individual award agreements. Options shall be exercisable for a period of ten years from the date of grant, except where a shorter period is required by the Code for certain ISOs or where the Board or Committee selects a shorter period at the time of any discretionary period. Options are scheduled to expire ten years from the date of grant, five years in the case of a ten-percent stockholder. The Common Stock subject to the Stock Rights shall be authorized by unissued shares of Common Stock, par value $0.01, or shares of Common Stock reacquired by the Company in any manner, including purchase, forfeiture or otherwise. The aggregate number of shares of the Company's Common Stock which were issuable pursuant to the Plan was 5,000,000. On July 1, 2011, the Company's Board of Directors approved an amendment to the Plan that increases the aggregate number of shares reserved thereunder to 12,500,000.

        As described in Notes 16 and 18, an Amended Agreement was executed with the Commercial Lender and Palm Beach Capital Fund 1 and a personal guaranty was provided by the Company's Chairman and Chief Executive Officer. In connection with this guarantee, a warrant was issued to the Company's Chairman and Chief Executive Officer to purchase 839,105 shares of Common Stock pursuant to the Plan. The fair value of the warrant issued in connection with this Amended Agreement

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

19. STOCK OPTION PLANS AND SUBSIDIARY RESTRICTED STOCK (Continued)

was $3.8 million, which was recorded as Deferred debt issuance costs and Additional paid-in capital in the accompanying consolidated balance sheet at December 31, 2010, which is being amortized to interest expense over the remaining term of the Amended Agreement (including the optional extension period) using the effective interest method (see Note 16). During February and March 2011, this individual exercised the warrant, was issued 839,105 shares of the Company's Common Stock and sold 591,900 of such shares to an unrelated party (see Notes 17 and 18). As this warrant was issued to the Company's Chairman and Chief Executive Officer, this transaction is deemed to be a related party transaction (see Note 22).

        On January 5, 2011, the Company granted Digital Domain's Chief Executive Officer the option to purchase 517,000 shares of Common Stock at $0.01 per share that vested immediately and the option to purchase an additional 300,000 shares at $3.00 per share vesting quarterly over two years pursuant to the Plan. As these options were issued to Digital Domain's Chief Executive Officer, these transactions are deemed to be related party transactions (see Note 22). During the year ended December 31, 2011, this individual resigned from such position and continues to serve the Company as Production and Studio Development Executive Advisor. As a result of this change in status, the compensation expense related to the remaining unvested stock options will be revalued as a modification and accounted for under FASB ASC Topic 500-50, Equity-Based Payments to Non-Employees, which requires non-employee options to be measured at fair value at each interim reporting period through the requisite service period.

        During the year ended December 31, 2011, additional stock option grants were awarded to three named executive officers to purchase an aggregate of 1,500,000 shares of the Company's Common Stock at $9.63 per share, such options vesting and expiring in accordance with the individual grant agreements.

        Options under the Plan are accounted for in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model. The expected term of all options granted represents the time that the options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury's yield curve in effect at the time of the grant.

        For the years ended December 31, 2011 and 2010, volatility ranged from 46.1% to 78.2% and from 43.5% to 51.7%, respectively. For the years ended December 31, 2011 and 2010, the expected term in years was 6.1 years and 9.7 years, respectively, there were no expected dividends, and the risk free rate ranged from 0.4% to 3.5% and 0.8% to 2.9%, respectively.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

19. STOCK OPTION PLANS AND SUBSIDIARY RESTRICTED STOCK (Continued)

        A summary of activity under the Plan is as follows:

	Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term (Years)
Outstanding at January 1, 2010	—	$—	—
Granted	2,805,762	2.39	8.1

Outstanding at December 31, 2010	2,805,762	2.39	8.1
Granted	3,650,842	7.05	9.0
Exercised	(839,105)	0.01	0.0
Forfeited / Expired	(11,321)	5.10	—

Outstanding at December 31, 2011	5,606,178	$5.78	8.0

Vested or expected to vest at December 31, 2011	5,606,178	$5.78	8.0

Exercisable at December 31, 2011	2,447,102	$3.79	7.5

        For the years ended December 31, 2011 and 2010, the estimated grant date fair value of the options granted was $4.89 and $4.98, respectively. No options were cancelled or exercised during the year ended December 31, 2010. There were 11,321 options cancelled and 839,105 options were exercised by the Company's Chairman and Chief Executive Officer as described above during the year ended December 31, 2011. At December 31, 2010, of the 2,805,762 options granted to purchase shares of the Company's Common Stock, 684,526 options were designated to be ISOs to the extent permissible. At December 31, 2011, of the 6,456,604 options granted to purchase shares of the Company's Common Stock, 859,526 were designated to be ISOs to the extent permissible.

        There was intrinsic value of options vested or expected to vest and exercisable at December 31, 2011 and 2010 of $10.0 million and $6.2 million, respectively.

        Exercise prices for options outstanding as of December 31, 2011 and 2010 ranged from $0.01 to $9.63 and $0.01 to $5.10, respectively. The weighted-average remaining contractual life of those options is 8.0 years and 8.1 years, respectively.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

19. STOCK OPTION PLANS AND SUBSIDIARY RESTRICTED STOCK (Continued)

        As of December 31, 2011 and 2010, there was $13.1 million and $4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan, respectively. That cost is expected to be recognized over a weighted-average period of 2.4 years and 1.8 years, respectively. The total fair value of shares vested during the years ended December 31, 2011 and 2010 was $13.3 million and $5.2 million, respectively.

        Total stock option compensation expense for this plan during the year ended December 31, 2011 and 2010 was $10.5 million and $1.0 million, respectively. No share-based compensation costs have been capitalized as an asset.

Subsidiary Stock Option Plans and Restricted Stock

        As of December 31, 2011, Digital Domain has two share-based compensation plans, which are described below. The compensation cost that has been charged against continuing operations related to stock options was $2.8 million, $0.9 million, $0.3 million, $0.8 million for the years ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period, respectively. The compensation cost charged against the Discontinued Operations related to stock options was $nil, $nil, $nil and $47,000 for the year ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period, respectively. Digital Domain has not capitalized as an asset any stock-based compensation costs.

        Digital Domain General Common Stock Equity Plan—In September 2006, the Digital Domain 2006 General Common Stock Equity Plan (the "Digital Domain Equity Plan") was established to grant options or restricted stock to current, prospective and former employees, directors and consultants for up to 2,382,861 shares of Digital Domain's Common Stock. On March 26, 2008, Digital Domain's Board of Directors approved an amendment to the Digital Domain Equity Plan that (i) increases the aggregate number of shares reserved thereunder to 2,716,195 and (ii) provides for an annual increase to such number of shares to be added on the first day of each fiscal year equal to the lesser of (a) 333,333 shares, (b) 3.0% of the aggregate number of shares of Digital Domain's Common Stock outstanding on such date, or (c) a lesser amount determined by Digital Domain's Board of Directors. As of December 31, 2011, 1,562,207 shares were available under the Digital Domain Equity Plan for future grants of options or restricted stock.

        Option awards under the Digital Domain Equity Plan are to be issued at no less than 100% of the fair market value of the underlying shares on the grant date. Options generally vest semi-annually in eight equal installments over a four-year period from the grant date, provided there has not been a termination of the participant's service as of any vesting date. Options are scheduled to expire ten years from the date of grant, five years in the case of a ten-percent stockholder.

        Restricted stock awards ("RSAs") under the Digital Domain Equity Plan may not be issued for consideration less than 85% (100% if granted to a ten-percent stockholder) of the fair market value of the underlying shares on the grant date or on the date the purchase is completed. The terms and vesting period for each RSA will be set forth in the individual award agreements. However, the award cannot have an expiration date that is more than ten years after its grant date.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

19. STOCK OPTION PLANS AND SUBSIDIARY RESTRICTED STOCK (Continued)

        For the year ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period there have been no issuances of RSAs under the Digital Domain Equity Plan. There were RSAs that were granted outside of the Digital Domain Equity Plan in connection with the acquisition of The Foundry which are discussed further below.

        During June 2011, Digital Domain granted the Company's Chairman and Chief Executive Officer the option to purchase 1,500,000 shares of Digital Domain's Common Stock at $0.001 per share that vested immediately pursuant to the Digital Domain Equity Plan and recorded $2.5 million of stock option compensation expense. This grant was in recognition of services rendered in this individual's capacity as Digital Domain's Chairman. The grant was immediately exercised and, in July 2011, this individual exchanged the Digital Domain Common Stock for 934,580 shares of the Company's Common Stock. As this option, exercise and exchange were contemplated prior to June 30, 2011 and transacted by the Company's Chairman and Chief Executive Officer, in accordance with FASB ASC Subparagraph 855-10-25-1, the Company recorded an additional $6.5 million of stock option compensation expense related to the exchange of the shares of Digital Domain Common Stock into the Company's Common Stock in June 2011. However, in accordance with FASB ASC Subparagraph 855-10-25-2, the Company did not record the exchange for purposes of determining outstanding common stock until July 2011. See Notes 2, 4, 18 and 22 for additional disclosures.

        Options under the Digital Domain Equity Plan are accounted for in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model that uses the assumptions noted in the table below. The stock price volatility used in the valuation model is based on the historical volatilities of public companies that are comparable to Digital Domain in type of business and size of revenue consistent with the expected lives of the stock options because Digital Domain believes this is a reasonable representation of future volatility. Digital Domain granted no options after December 31, 2008, with the exception of the grant awarded to the Company's Chairman and Chief Executive Officer discussed above, and estimated the expected life of each stock option granted using the short-cut method permissible under the Securities and Exchange Commission Staff Accounting Bulletin Topic 14, Share-Based Payment ("SAB 107"), which utilizes the weighted-average expected life of each tranche of the stock option, determined based on the sum of each tranche's vesting period plus one-half of the period from the vesting date of each tranche to the stock option's expiration. The risk-free interest rate is based on the implied yield available on U.S. Treasury securities with a term equivalent to the expected life of the stock option. Additionally, Digital Domain uses historical data and management judgment to estimate stock option exercise behavior and employee turnover rates to estimate the number of stock option awards that will eventually vest.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

19. STOCK OPTION PLANS AND SUBSIDIARY RESTRICTED STOCK (Continued)

        The fair value of share-based payment awards was estimated using the Black-Scholes-Merton option pricing model with the following assumptions and weighted-average fair value for the options issued:

For the Year Ended December 31, 2008
Weighted-average volatility	57%
Expected dividends	0%
Expected term (in years)	6.25
Weighted-average risk-free interest rate	2.82%

        A summary of option activity and related information under the Digital Domain Equity Plan is as follows:

	Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term (Years)
Outstanding at December 31, 2009	1,212,314	$7.26	7.4
Granted	—
Forfeited / Expired	(443,018)	$7.64	—

Outstanding at December 31, 2010	769,296	$7.04	6.3
Granted	1,500,000	$0.00	—
Exercised	(1,500,000)	$0.00	—
Forfeited / Expired	(115,309)	$8.15	—

Outstanding at December 31, 2011	653,987	$6.85	5.2

Vested or expected to vest at December 31, 2011	653,154	$6.85	5.2

Exercisable at December 31, 2011	652,947	$6.86	5.2

        There was no intrinsic value of options outstanding, vested or expected to vest, and exercisable at December 31, 2011 and 2010, as the estimated fair value of Digital Domain's Common Stock was less than the exercise price of those options.

        Exercise prices for options outstanding as of December 31, 2011 and 2010 ranged from $6.00 to $8.40 for each period. The weighted-average remaining contractual life of those options is 5.2 years and 6.3 years, respectively.

        As of December 31, 2011 and 2010, there was $nil and $0.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Digital Domain Equity Plan, respectively. That cost is expected to be recognized over a weighted-average period of 0.0 years and 0.6 years, respectively. The total fair value of shares vested during the

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

19. STOCK OPTION PLANS AND SUBSIDIARY RESTRICTED STOCK (Continued)

years ended December 31, 2011 and 2010, the 2009 Consolidated Period and the 2009 Predecessor Period was $2.9 million, $0.7 million, $1.1 million, $0.9 million, respectively.

        Digital Domain Productions' Stock Option Plan—Digital Domain Productions' 1995 Stock Option Plan (the "Digital Domain Productions Plan") authorized the grant of options to employees, directors, consultants and advisors of Digital Domain Productions for up to 14,143,921 shares of Digital Domain Productions' Common Stock. The options were issued at exercise prices greater than or equal to the estimated fair value of the Digital Domain Productions' Common Stock as of the grant date, vest over a four-year period and expire ten years from the date of grant or at such earlier date as the Board of Directors may otherwise specifically determine in granting such option. As of December 31, 2006, the Digital Domain Productions Plan had expired and therefore, there will be no further grants under this plan. Any options exercised will create a non-controlling interest in Digital Domain Productions.

        A summary of option activity and related information under the Digital Domain Productions Plan is as follows:

	Shares	Weighted- average Exercise Price per Share
Outstanding at December 31, 2009	441,000	$0.82
Forfeited / Expired	(132,000)	$1.10

Outstanding at December 31, 2010	309,000	$0.75
Forfeited / Expired	(114,250)	$0.86

Outstanding at December 31, 2011	194,750	$0.70

Vested or expected to vest at December 31, 2011	194,750	$0.70

Exercisable at December 31, 2011	194,750	$0.70

        There was no intrinsic value of options outstanding, vested or expected to vest, and exercisable at December 31, 2011 and 2010 as the estimated fair value of Digital Domain Productions' Common Stock was less than the exercise price of those options.

        Exercise prices for options outstanding as of December 31, 2011 and 2010 was $0.70 for each period. The weighted-average remaining contractual life of those options is 1.2 years and 1.9 years, respectively.

        Digital Domain Restricted Stock—In connection with the acquisition of The Foundry in March 2007, Digital Domain issued 522,869 shares of restricted stock as a portion of the purchase consideration. This restricted stock was not issued under the Digital Domain Equity Plan. The restricted common stock has an aggregate value of $3.9 million based on a price per share equal to the restricted stock value of $7.50 per share.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

19. STOCK OPTION PLANS AND SUBSIDIARY RESTRICTED STOCK (Continued)

        The restricted stock (1) vests annually over three years, (2) is non-transferable and (3) is subject to adjustment for subdivisions, combinations or other corporate transactions that impact the common shares. In addition, all stockholders except for one were required to remain employed (the "continuing employees") in order to receive the rights under the restricted stock agreements. The restricted stock issued to the continuing employees represents compensation for post-acquisition services and is recognized as compensation expense ratably over the period the restricted stock vests.

        As further discussed in Note 23, Digital Domain sold The Foundry in June 2009. Digital Domain has determined that the restricted stock will continue to be issued in the amounts and at the dates as originally stipulated (including the final issuance of such restricted stock in 2010). Since the individuals that will be issued restricted stock no longer performed services for Digital Domain after the sale of The Foundry, during the 2009 Predecessor Period, Digital Domain recognized the remaining unrecognized compensation expense. During the 2009 Predecessor Period, the restricted stock awards ("RSAs") resulted in an expense of $1.6 million and $1.3 million, respectively. All of this expense is included in the Discontinued Operations in the accompanying consolidated statements of operations.

        The following table summarizes the restricted stock award activity:

	Restricted Stock Awards	Weighted- Average Grant-Date Fair Value Per Share
Unvested RSAs outstanding—December 31, 2008	348,680	$7.50
Vested	(165,956)	$7.50

Unvested RSAs outstanding—December 31, 2009	182,724	$7.50
Vested	(182,724)	$7.50

Unvested RSAs outstanding—December 31, 2010	—	—

RSAs expected to vest—December 31, 2010	—	—

20. RETIREMENT PLANS

        The Company offers a qualified tax-deferred retirement plan ("DDMG Retirement Plan") for all of its eligible employees. Under the DDMG Retirement Plan, each participant is permitted to make voluntary contributions not to exceed the lesser of 70% of his or her respective compensation, or the applicable statutory limitation, and is immediately 100% vested. The DDMG Retirement Plan does not provide any matching by the Company.

        Digital Domain has adopted a qualified tax-deferred retirement plan ("DD Retirement Plan") for all of its eligible employees. Under the DD Retirement Plan, as amended on November 1, 2002, each participant is permitted to make voluntary contributions not to exceed the lesser of 60% of his or her respective compensation or the applicable statutory limitation, and is immediately 100% vested. The Retirement Plan was amended on January 1, 2007 to allow for safe-harbor matching contributions. Under the terms of the safe-harbor match, each employee is immediately 100% vested in the matching

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

20. RETIREMENT PLANS (Continued)

contribution. The matching contributions are made on an annual basis to all employees who participated in the DD Retirement Plan during the preceding year. In January 2010, Digital Domain cancelled its safe-harbor matching contribution for the calendar year 2010 but maintained the plan for employee contributions.

        Expenses related to these contributions totaled $1.0 million and $0.7 million for the 2009 Consolidated Period and 2009 Predecessor Period, respectively.

21. SEGMENT INFORMATION

        FASB ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. This guidance requires segmentation based on the Company's internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The Company's chief operating decision maker is the Company's Chairman and Chief Executive Officer. The Company's three segments are Feature Films, Commercials and Animation Studio. These segments are presented in the way the Company internally manages and monitors performance. The Company's reporting systems present various data for management to operate the business. However, certain expenses are not allocated to the various segments (primarily consisting of support staff salaries and benefits, fees for outside professional services, insurance costs, and utilities costs, all of which are included in Selling, general and administrative expenses), and thus a reconciliation is provided between the consolidated financial statements and the combined segments. Interest and other income are not allocated to the various segments, as the chief operating decision maker does not evaluate segment operations beyond the income (loss) from operations level.

        The types of products provided by each segment are summarized below:

Feature Films

        The Company is hired by studios and producers to provide digital effects for an in-process film or a project in the development stage. Typically, the Company enters into a fixed-price contract with the studio calling for a significant portion of the contract amount to be paid in advance, with progress payments made over the life of the project.

Commercials

        The Company is hired by advertising agencies, commercial directors and/or advertisers to provide visual effects and/or animation for all advertising media. Typically, the Company enters into a fixed-price contract with the advertising agency calling for a significant portion of the contract amount to be paid in the early stages of the project.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

21. SEGMENT INFORMATION (Continued)

Animation Studio

        The Company's animation feature film business focuses on the development of original full-length, family-oriented CG animated feature films.

Corporate/Other

        The Company is the recipient of government stimulus financing, including cash, donations of land, building and equipment financing and tax incentives from multiple governmental entities (see further grant disclosure in Note 7). These grants are reflected in the Corporate/Other segment.

Discontinued Segment—Software

        During the year ended December 31, 2008, the Predecessor committed to a plan to sell its wholly-owned subsidiary, The Foundry, a visual effects software developer, which included the net assets relating to the Predecessor's compositing software product Nuke (collectively, the "Discontinued Operations"). See Note 23 for further discussion. The results of operations for the Discontinued Operations are excluded from the segment financial information.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

21. SEGMENT INFORMATION (Continued)

        Segment financial information is as follows (in thousands):

	Successor			Predecessor
	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	For the Period from January 7 (the inception date) through December 31, 2009	For the Nine Months Ended September 30, 2009
Revenues:
Digital Production:
Feature Films	$75,565	$82,652	$12,973	$41,557
Commercials	20,106	19,207	2,609	6,803
Animation Studio	—	—	—	—
Corporate/Other	2,955	3,340	6,800	—

Total revenues	98,626	105,199	22,382	48,360
Costs and expenses:
Digital Production:
Feature Films	76,792	68,960	9,855	38,849
Commercials	19,094	15,711	2,357	6,597
Animation Studio	—	48	—	34
Corporate/Other	77,849	34,938	7,094	15,160

Total costs and expenses	173,735	119,657	19,306	60,640
Operating (loss) income:
Digital Production:
Feature Films	(1,227)	13,692	3,118	2,708
Commercials	1,012	3,496	252	206
Animation Studio	—	(48)	—	(34)
Corporate/Other	(74,894)	(31,598)	(294)	(15,160)

Total operating (loss) income	$(75,109)	$(14,458)	$3,076	$(12,280)

Revenues:
United States	$80,632	$91,623	$22,382	$48,360
Canada	17,994	13,576	—	—

Total	$98,626	$105,199	$22,382	$48,360

        The Feature Films and Commercials segments have historically represented the majority of the Company's operations. The revenue for each of the segments is derived from external customers. Revenue is attributed to a geographical region predicated upon the country from which the sale originated. A majority of all revenues have been generated in the United States from customers located in the United States. The Company does not assess segments at the asset level.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

21. SEGMENT INFORMATION (Continued)

        During the periods presented, different customers accounted for more than ten percent of Feature Film or Commercial revenues. A summary of customers, who represent greater than ten percent of revenues for Feature Film and Commercial Segments, by period, is as follows:

	Successor						Predecessor
	Year Ended December 31, 2011		Year Ended December 31, 2010		For the Period from January 1, 2009 (the inception date) through December 31, 2009		For the Nine Months Ended September 30, 2009
	Commercial	Feature	Commercial	Feature	Commercial	Feature	Commercial	Feature
Customer A	—	—	—	57%	16%	45%	—	38%
Customer B	—	—	—	15%	—	—	—	—
Customer C	—	—	—	11%	—	—	—	—
Customer D	—	—	14%	—	10%	—	—	—
Customer E	16%	—	18%	—	—	—	—	—
Customer F	—	—	—	—	—	—	16%	—
Customer G	—	—	—	—	—	—	12%	—
Customer H	—	—	—	—	—	—	—	22%
Customer I	—	12%	—	—	—	—	—	17%
Customer J	—	—	—	—	—	54%	—	14%
Customer K	—	—	—	—	11%	—	—	—
Customer L	—	—	—	—	19%	—	—	—
Customer M	—	28%	—	—	—	—	—	—
Customer N	—	26%	—	—	—	—	—	—
Customer O	11%	—	—	—	—	—	—	—
Customer P	—	—	—	—	—	—	—	—
Customer Q	—	12%	—	—	—	—	—	—

22. RELATED PARTY TRANSACTIONS

        Acquisition of Digital Domain and Purchase of Royalty Rights—In October 2009, the Company acquired an effective controlling interest in Digital Domain. See Note 2 for additional information regarding the acquisition. Concurrent with the acquisition of Digital Domain, the Company acquired Digital Domain's ongoing rights to participations in profits of the movie Titanic for $1.0 million.

        Board Member, Chairman and Chief Executive Officer of the Company and of Digital Domain —Prior to the acquisition by the Company of Digital Domain, the Chairman and Chief Executive Officer of the Company transferred to the Company 1,691,667 shares of the Common Stock of Digital Domain, as more fully described in Note 2, and an existing $8.0 million note (the "Existing Note"). The Company assumed the Existing Note, acquired 1,691,667 shares and paid $0.5 million in cash. This transaction was consummated through the issuance of a new note from a commercial lender to the Company (the "New Note") and the simultaneous cancelation of the Existing Note. The Company used cash reserves to fund the cash portion of the purchase. The Chairman and Chief Executive Officer of the Company guaranteed the Company's repayment obligations under the New Note, as more fully described in Note 16. In connection with capital raising services provided in 2009, Digital Domain paid an affiliated company of this individual transaction fees amounting to $0.5 million.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

22. RELATED PARTY TRANSACTIONS (Continued)

        On March 31, 2010, this individual personally guaranteed payment of the incremental principal amount of $2.0 million under the Replacement Note and was compensated $0.1 million, as more fully described in Note 16.

        On May 27, 2010, this individual personally guaranteed payment by the Company to the Former Co-Chairman of Digital Domain of $3.0 million in the event of a default on such payment, as more fully described below and in Note 16.

        On September 30, 2010, this individual personally guaranteed repayment of a loan to the Company and received warrants for Common Stock equivalents totaling 839,105 shares, as more fully described in Notes 16, 17 and 19.

        The Company paid this individual, consulting fees of $0.1 million for services rendered during the year ended December 31, 2010. Digital Domain paid this individual consulting fees of $0.1 million for services rendered during each of the years ended December 31, 2009, the 2009 Predecessor Period, and the year ended December 31, 2008, respectively.

        In August 2010, this individual was listed as a Director of an Electioneering Communications Organization. The Company made three cash payments totaling $0.1 million to the organization between August 2010 and October 2010.

        In 2011, the Company's Chairman and Chief Executive Officer exercised 839,105 warrants and received shares of the Company's Common Stock, as more fully described in Notes 18 and 19.

        In 2011, a former employee and family member of these individual received options to purchase 20,000 shares of the Company's Common Stock as part of a separation agreement.

        On June 3, 2011, Digital Domain granted the option to purchase 1,500,000 shares of Digital Domain's Common Stock to this individual. These options have an exercise price of $.001 per share and were immediately vested. The grant was immediately exercised, and in July 2011 this individual exchanged the Digital Domain Common Stock for 934,580 shares of the Company's Common Stock. As this option, exercise and exchange were contemplated prior to June 30, 2011, the Company recorded an additional $6.5 million of stock option compensation expense related to the exchange of the shares of Digital Domain Common Stock for the Company's Common Stock as of June 30, 2011. However, the Company did not record the exchange for purposes of determining outstanding common stock until July 2011. See Notes 2, 4, 18, 19 and 24 for additional disclosures.

        On July 13, 2011, we entered into an amendment to the employment agreement with this individual, which extends the term of his original agreement until March 8, 2014, subject to certain termination rights, with an automatic one-year extension thereafter, unless either party notifies the other in writing of its desire not to extend. Pursuant to the amendment, this individual's annual base salary was raised to $750,000 effective as of the date of the amendment and he shall be eligible to receive up to 100% of such base salary in discretionary bonus based on our evaluation of certain performance-based criteria. Under the terms of the amendment, if we terminate employment other than for "cause" (as such is defined in the employment agreement), we are obligated to pay his accrued compensation through the date on which his employment is terminated and to continue to pay

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

22. RELATED PARTY TRANSACTIONS (Continued)

this individual his base salary for a period equal to 36 months following the termination of employment or such lesser period as is coextensive with the remainder of the term of the amended employment agreement, as extended, with such lesser period not to be fewer than 12 months. In addition, this individual was granted stock options to purchase 1,080,000 shares of our Common Stock at an exercise price of $9.63 per share, which options vest over three years in equal quarterly installments commencing on the date of the amendment. Pursuant to the amendment, this individual will receive producer credits on all films produced by us.

        As part of the IPO, on November 18, 2011, this individual purchased 1,176,471 shares of the Company's common stock at $8.50 per share for a total investment of $10.0 million.

        Board Member, Chief Executive Officer of Digital Domain Institute and Former Chief Financial Officer and President of the Company and Former Secretary and Vice President and Current Board Member of Digital Domain—Prior to the Company's acquisition of Digital Domain, this individual sold 50,000 shares of Digital Domain Common Stock to the Company for $0.2 million, as more fully described in Note 2. The amount paid by the Company in excess of the individual's original basis in these shares was recorded as a distribution to stockholder. This individual became a Board Member of Digital Domain during the year ended December 31, 2010.

        Digital Domain paid a salary to this individual amounting to $0.1 million for the 2009 Predecessor Period.

        On July 1, 2011, this individual exchanged 650,000 shares of Digital Domain Common Stock for 404,984 shares of the Company's Common Stock.

        On July 13, 2011, we entered into an amendment to the employment agreement with this individual, pursuant to which his annual base salary was raised to $380,000 upon completion of the IPO, which occurred November 18, 2011. In addition, on July 13, 2011, this individual was granted stock options to purchase 300,000 shares of our Common Stock in the Company at an exercise price of $9.63 per share, which options vest over three years in equal quarterly installments commencing on the date of the amendment.

        As part of the IPO, on November 18, 2011, this individual purchased 58,825 shares of the Company's common stock for $8.50 per share for a total investment of $0.5 million.

        Wyndcrest DD Investment Holdings, LLC—On July 1, 2011, Wyndcrest DD Investment Holdings, LLC exchanged 600,000 shares of Digital Domain Common Stock for 373,832 shares of the Company's Common Stock. See Notes 2, 4, 18, 19 and 24 for additional disclosures.

        5% Shareholder—On July 1, 2011, an owner of more than 5% of the outstanding shares of the Company's Common Stock exchanged 350,000 shares of Digital Domain Common Stock for 218,069 shares of the Company's Common Stock. See Notes 2, 4, 18, 19 and 24 for additional disclosures.

        Former Co-Chairman of Digital Domain—Digital Domain periodically creates digital imagery for feature films and commercials for which this individual is the director, or his production company is the producer. This individual was once a significant stockholder of Digital Domain. Revenues to Digital

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

22. RELATED PARTY TRANSACTIONS (Continued)

Domain from one feature film and two commercials associated with this individual or his production company amounted to $7.8 million during the 2009 Predecessor Period. Revenues to Digital Domain from one feature film associated with this individual or his production company amounted to $22.7 million and $4.0 million for the year ended December 31, 2011 and 2010, respectively.

        In addition, in May 2010 the Company purchased this individual's entire outstanding holdings of Digital Domain Common Stock, and Digital Domain issued to this individual warrants to purchase additional shares of Digital Domain's Common Stock. The consideration paid by the Company for the shares purchased was an aggregate of $3.0 million in the form of cash and a short-term note agreement. The note agreement is personally guaranteed by the Company's Chairman and Chief Executive Officer. This outstanding balance under the note agreement was $0.5 million as of December 31, 2010. The note agreement was paid in full in January 2011. See Note 17 for further discussion of the terms underlying the warrants.

        Former Chief Executive Officer of Digital Domain—In January 2011, the Company granted the option to purchase 817,000 shares of the Company's Common Stock to this individual, as more fully described in Note 19.

        On October 3, 2011, this individual transitioned from Chief Executive Officer of Digital Domain to a new role as an advisor and independent producer through November 2013. Under terms of the Agreement, this individual was allowed to retain his options for both the Company and DD under their current terms.

        On February 17, 2012, the Company terminated this individual's October 2011 independent producer and consulting agreement.

        Digital Domain Youth Outreach Foundation, Inc.—On July 20, 2011, Digital Domain Youth Outreach Foundation, Inc. ("DDYOF") was incorporated in Florida as a non-profit organization supporting local community youth soccer programs. In 2011, the Company contributed $0.1 million to DDYOF and two of our Officers, our Chairman and Chief Executive Officer and our Senior Vice President and General Counsel, were named as Officers/Directors of DDYOF.

        Investment in DDI and Share Exchange with the Company—In July/August, 2011, DDI sold 3,250,000 shares of common stock in a private placement for aggregate net proceeds of $23.3 million in cash, net of $2.7 million of costs and fees. The purchase agreements for these transactions include provisions for the exchange of such shares into shares of our Common Stock; thus, this transaction is reflected on an as-exchanged basis. Shares of DDI may be converted into shares of the Company at an exchange rate of .8307 upon the earlier of 120 days after the effective date or upon the successful completion of an IPO by the Company.

        Sale of The Foundry—In June 2009, Digital Domain sold The Foundry, its UK software subsidiary, to certain of the subsidiary's management. The transaction was financed by a third-party private equity firm and by an affiliate of Falcon, Digital Domain's holder of Senior Secured Notes and warrants to acquire its Series B Preferred Stock. The transaction was required under terms of the renegotiated debt agreements between Digital Domain and Falcon entered into in January 2009, as more fully described

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

22. RELATED PARTY TRANSACTIONS (Continued)

in Note 16. Falcon retired a portion of its Senior Secured Notes in Digital Domain in connection with this transaction. The cash proceeds of the transaction were primarily used to pay down principal on notes payable and for redemption of Series A Preferred Stock issued to the Falcon affiliate. For additional information relating to the sale of The Foundry, refer to Note 23.

        Resignation from the Board of Directors of Digital Domain by Falcon Investments—In May 2010, the designee of Falcon Investments, the holder of Digital Domain's Senior Secured Debt, resigned from the Board of Directors of Digital Domain.

        Issuance of Company Common Stock in Exchange for Digital Domain Common Stock with Advisory Board Member and former Digital Domain director—On December 1, 2010, the Company issued 100,000 shares of the Company's Common Stock to an Advisory Board Member and former director of Digital Domain in exchange for 83,333 shares of Digital Domain Common Stock held by this individual.

        Litigation and purchase of Digital Domain Common Stock involving the Former Chief Executive Officer and Board Member of Digital Domain—See disclosure at Note 15.

        Litigation involving the Principal of a Digital Domain Stockholder—See disclosure at Note 15.

        Litigation—4580 Thousand Oaks Boulevard Corporation v. In Three, Inc., et al. —See disclosure at Note 15.

23. DISCONTINUED OPERATIONS—THE FOUNDRY

        During the year ended December 31, 2008, the Predecessor committed to a plan to sell its wholly-owned subsidiary, The Foundry, a visual effects software developer, which included the net assets relating to the Predecessor's compositing software product Nuke (collectively, the "Discontinued Operations"). The Foundry was acquired in March 2007 and began selling and marketing Nuke in April 2007. In accordance with FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in effect as of January 1, 2007(now incorporated into and superseded by FASB ASC Subtopic 205-20, Discontinued Operations), the assets and liabilities of the Discontinued Operations are classified as held for sale and its operations reported as discontinued operations. In the consolidated statements of cash flows, the cash flows of discontinued operations are not separately classified or aggregated, and are reported in the respective categories with those of continuing operations.

        On June 2, 2009, the Predecessor sold all the outstanding shares in The Foundry. The buyers consisted of The Foundry's management group, a third-party private equity firm, and Falcon, Digital Domain's Senior Secured Lender. The consideration totaled $12.0 million, consisting of $6.1 million of Senior Secured Notes retired and $5.9 million of cash. The cash was used to redeem all of Digital Domain's Senior Preferred Stock for $1.3 million, repay $4.4 million of the Senior Secured Notes, and to pay transactional fees incurred by the Predecessor of $0.2 million. In addition, the Predecessor was granted a perpetual license to use of the composting software product Nuke and other plug-in software products sold by The Foundry.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

23. DISCONTINUED OPERATIONS—THE FOUNDRY (Continued)

Additional Significant Accounting Policies Specific to Discontinued Operations:

        Software Revenue—Digital Domain's software products consist of its compositing software product Nuke and plug-in applications that work with Nuke and various third-party software products used by visual effects professionals to solve image processing problems.

        Digital Domain's software revenue is derived from perpetual software licenses and, for Nuke, related maintenance arrangements consisting of technical support and software updated on a when-and-if available basis. Digital Domain applies the provisions of FASB ASC Topic 985-605, Software Revenue Recognition.

        Revenue is recognized when all four of the following criteria are met:

  •
  Evidence of an Arrangement—Digital Domain either enters into license contracts or receives written purchase orders issued by the customer as evidence of an arrangement.

  •
  Delivery—Delivery is considered to occur for licensed software when Digital Domain has made the software available for electronic download and the customer has been provided access codes that allow for immediate possession of the software. Maintenance revenue is considered delivered ratably over the applicable maintenance period.

  •
  Fixed or Determinable Fee—Digital Domain considers the fee to be fixed or determinable if the fee is not subject to refund or adjustment and the payment terms are within its normal established practices (net 30 days).

  •
  Collection is Deemed Probable—Collection is deemed probable if Digital Domain has a reasonable basis to expect that the customer will pay amounts under the arrangement as payments become due.

        All of Digital Domain's licenses for Nuke are bundled with maintenance. Digital Domain applies the residual method of FASB ASC Topic 985-605, Software Revenue Recognition, to these arrangements whereby the estimated fair value of maintenance is initially deferred with the residual value of the arrangement being recognized upon delivery as long as the other recognition criteria specified above have been met. The fair value of maintenance is determined based on vendor-specific objective evidence ("VSOE"), which is established based on analysis of the price paid for maintenance when it is sold separately from the related software licenses. Digital Domain recognizes all maintenance revenue ratably over the applicable maintenance period, which is typically one year. Digital Domain does not currently enter into explicit maintenance arrangements with the customers of its plug-in applications; however, technical support and software updates are provided on a limited basis. Maintenance related to plug-in applications is recognized upon delivery, subject to the recognition criteria specified above, because the maintenance related to plug-in applications is provided over periods less than a year, has historically been and is expected to be minimal and infrequent, and the estimated costs of providing the maintenance are insignificant.

        A significant portion of Digital Domain's software licenses are sold through resellers. Selling prices are fixed and determinable upon delivery, as most resellers are not "stocking dealers." Access codes

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

23. DISCONTINUED OPERATIONS—THE FOUNDRY (Continued)

delivered electronically to the resellers allow only the ultimate end-user customer of the dealer to access the software. Accounts billed are generally due within 30 days and Digital Domain does not have arrangements that include allowances or other credits to the reseller.

        Employee Benefit Plan—The Foundry maintains a defined-contribution pension plan. The Foundry makes matching contributions between 3% and 5% and expenses related to these contributions totaled $0.1 million for the period ended June 2, 2009.

        Profit/Loss from Discontinued Operations—The following table summarizes the results of Discontinued Operations for the period ended June 2, 2009 (in thousands):

For the Period from January 1 through June 2, 2009
Revenue	$3,584
Costs and expenses:
Cost of revenues	123
Selling, general and administrative expenses	4,167

Total costs and expenses	4,290

Operating loss	(706)
Other income and (expense):
Interest and investment income	3
Interest expense:
Amortization of discount and issuance costs on notes payable	(1,334)
Interest expense on notes payable	(389)
Interest expense—other	—
Other income	(3)

Loss from discontinued operations before income taxes	(2,429)
Gain on sale of discontinued operations	9,241
Income tax benefit (expense)	—

Profit (loss) from discontinued operations—net of tax	$6,812

        In accordance with FASB ASC Subparagraph 205-20-45-6, expense incurred on the notes payable that is required to be repaid as a result of the sale has been allocated to discontinued operations for the periods presented and is included in interest expense. During the period ended June 2, 2009, including amortization of discount and issuance costs allocated to the discontinued operations, were approximately $1.7 million.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

24. SUBSEQUENT EVENTS

        Subsequent events have been evaluated through the date on which the consolidated financial statements have been issued. The following subsequent events occurred:

Announcement of Production Cancellation of "Paradise Lost" by Legendary Pictures

        On February 9, 2012, Legendary Pictures announced production cancellation of Paradise Lost. Originally scheduled to begin production in Australia in January 2012, the film had previously been postponed to Spring/Summer 2012 in December 2011. At December 31, 2011, DD expensed $4.8 million in development costs incurred to date.

Equity Investment—Ender's Game

        On February 15, 2012, the Company modified its agreement with OddLot Entertainment to co-finance the VFX action movie Ender's Game by increasing the Company's commitment to the project to $17.2 million. Additionally, DD received a $27 million production services contract for a provision of VFX services to the film.

Port St. Lucie, Florida Cash Grant

        On February 13, 2012, the City of Port St Lucie under the terms of the City of Port St Lucie Grant Agreement made its third payment to the Company of $2.3 million.

Appointment of New Chief Financial Officer

        Effective February 22, 2012, Jonathan Teaford, our former Chief Financial Officer, was appointed as the Chief Executive Officer of our education subsidiary, Digital Domain Institute, Inc. On that same day John Nichols replaced Mr. Teaford as our Chief Financial Officer.

Award of Non Anti-Dilutive Stock Options

        The Company awarded 300,000 options to our Chief Financial Officer and 200,000 options to Chief Creative Officer.

Comvest Waiver and Amendment No. 1 to Credit Agreement and
Comvest Waiver and Amendment No.2 to Second Amended and Restated Loan Agreement

        On February 23, 2012, the Company entered into a waiver and loan modification agreement with Comvest. See Note 16.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Successor—for the Years Ended December 31, 2011 & 2010, for the Period from
January 7, 2009 (the Inception Date) Through December 31, 2009;
Predecessor—for the Nine Months ended September 30, 2009

25. SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

        The following table sets forth selected quarterly data for the years ended December 31, 2011 and 2010, respectively, as follow (in thousands, except per share data):

	For the Quarter Ended:
	12/31/11	09/30/11	06/30/11	03/31/11	12/31/10	09/30/10	06/30/10	03/31/10
Total revenues	$21,129	$16,636	$22,304	$38,557	$31,740	$29,594	$24,337	$19,528
Operating (loss) income	(25,129)	(22,241)	(20,792)	(6,947)	(3,686)	(5,904)	(2,547)	(2,321)
(Loss) income from continuing operations	6,997	(39,166)	(73,123)	(38,928)	(22,639)	(13,170)	(4,132)	(5,277)
Net loss (income) attributable to non-controlling interests	1,534	916	1,264	(197)	(967)	677	724	2,313
Net income (loss) attributable to common stockholders	8,532	(38,250)	(71,859)	(39,125)	(23,606)	(12,493)	(3,408)	(2,964)
Basic income (loss) per share:
Loss before non-controlling interests	$0.25	$(2.11)	$(4.60)	$(2.74)	$(1.78)	$(1.07)	$(0.77)	$(0.43)
Net loss attributable to non-controlling interests	0.05	0.05	0.08	(0.01)	(0.08)	0.06	0.25	0.19

Basic loss per share attributable to Common Stockholders	$0.30	$(2.06)	$(4.52)	$(2.75)	$(1.86)	$(1.01)	$(0.52)	$(0.24)

Diluted loss per share:
Loss before non-controlling interests	$(0.66)	$(2.11)	$(4.60)	$(2.74)	$(1.78)	$(1.07)	$(0.77)	$(0.43)
Net loss attributable to non-controlling interests	0.04	0.05	0.08	(0.01)	(0.08)	0.06	0.25	0.19

Diluted loss per share attributable to Common Stockholders	$(0.62)	$(2.06)	$(4.52)	$(2.75)	$(1.86)	$(1.01)	$(0.52)	$(0.24)

Item 9.    Changes in and Disagreements with Accountants

        None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal controls over financial reporting described below.

        In connection with the preparation of our financial statements for the year ended December 31, 2010, we identified several significant deficiencies and material weaknesses in our internal controls over financial reporting. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect financial statement misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting. We identified the following control deficiencies as significant deficiencies as of December 31, 2010 and remain control deficiencies as of December 31, 2011:

  •
  our company had not maintained sufficient records of the actions and meeting minutes of its board and did not have a systemic process to manage its contracts and agreements; and

  •
  our company had not maintained sufficient controls over the financial reporting for its Canadian subsidiary.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The following significant deficiencies were identified as material weaknesses as of December 31, 2010 and remain material weaknesses as of December 31, 2011:

  •
  our company lacked control over the revenue recognition reporting for its Canadian subsidiary; and

  •
  our company had not implemented an adequate process to consolidate its intercompany accounts and as a result could not conduct a monthly close on a timely basis.

        While we have taken a number of remedial actions to address these significant deficiencies and material weaknesses, we cannot predict the outcome of our remediation efforts at this time. Each of the significant deficiencies and material weaknesses described above could result in a misstatement of our accounts or disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the significant deficiencies or material weaknesses described above or avoid potential future significant deficiencies or material weaknesses.

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

        Except as otherwise described herein, there has been no change in our internal control over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our Directors

        The following table sets forth information with respect to our directors:

Name of Individual	Age	Position
John C. Textor	46	Chairman of our Board of Directors and Chief Executive Officer
Kevin C. Ambler	51	Director
Jeffrey W. Lunsford	46	Director
Casey L. Cummings	42	Director
Kaeil Isaza Tuzman	40	Director
John W. Kluge, Jr.	28	Director
Jonathan F. Teaford	38	Director and Chief Executive Officer of DDI

John C. Textor, Chairman of our Board of Directors and Chief Executive Officer

        Mr. Textor has served as the Chairman of our Board of Directors and our Chief Executive Officer since January 2009 and as the Chairman of Digital Domain's board of directors since May 2006. Mr. Textor is the Founder of Wyndcrest Holdings, LLC, a Florida-based private holding company focused on technology-related opportunities in entertainment, telecommunications and the Internet, and has served as its (and its predecessor's) President since 1997. He also served as the Chairman of BabyUniverse, Inc., a leading e-tailer of baby-related products to new and expectant parents, from November 2002 and its Chief Executive Officer from April 2005 until its sale in October 2007. Prior to that, Mr. Textor was employed in various merchant banking and investment banking capacities by Shearson Lehman Hutton and Paine Webber. Mr. Textor was also a founding director of Lydian Trust Company, a Florida-based diversified financial services company until 2004. He was formerly a director of Multicast Media Technologies, Inc., a global provider of Internet-based broadcast media. He was previously Chairman of the Board of Sims Snowboards, a prominent global snowboard brand. Mr. Textor earned a Bachelor of Arts degree in economics at Wesleyan University. Mr. Textor's experience as our Chairman and Chief Executive Officer and involvement with our formation, along with his knowledge of our business, management skills and performance as a board member, has led our Board of Directors to conclude that he should continue to serve as a director.

Kevin C. Ambler, Director

        Mr. Ambler has served a member of our Board of Directors since the consummation of our initial public offering in November 2011. Mr. Ambler is an attorney and is the founder and president of The Law Offices of Kevin C. Ambler, P.A., a law firm based in Tampa, Florida, which he founded in 1996. Mr. Ambler is also an adjunct law professor for Stetson University College of Law and serves on the board of directors for the Gasparilla International Film Festival in Tampa, Florida. From 2002 to 2010, Mr. Ambler served four terms as an elected member of the Florida House of Representatives. From 1986 to 1991, Mr. Ambler served on active duty as a Judge Advocate in the U.S. Air Force, and from 1991 to 2005, he served as a Judge Advocate in the U.S. Air Force Reserves. While serving on active duty, Mr. Ambler received a dual appointment as a Special Assistant U.S. Attorney from the U.S. Attorney General. Mr. Ambler received a Bachelor of Arts degree in economics and business administration from Cornell University on an Air Force ROTC scholarship and a Juris Doctor degree from Southwestern University School of Law. Mr. Ambler's diverse legislative, military and legal experience in the media and entertainment industries led our Board of Directors to conclude that he should serve as a director.

        Mr. Ambler is a member of the Audit Committee of our Board of Directors and the Compensation Committee of our Board of Directors.

Jeffrey W. Lunsford, Director

        Mr. Lunsford has served a member of our Board of Directors since the consummation of our initial public offering in November 2011. Mr. Lunsford has been the Chairman, President and Chief Executive Officer of Limelight Networks (Nasdaq GM: LLNW), a leading provider of high-performance content delivery network services, since November 2006. From April 2003 until November 2006, Mr. Lunsford served as Chairman, President and Chief Executive Officer of WebSideStory, Inc. In addition, Mr. Lunsford served as the acting chief financial officer of WebSideStory, Inc. from April 2003 to April 2004. From September 2002 to January 2003, he was the chief executive officer of TogetherSoft Corporation, a software tools company that was acquired by Borland Software Corporation. From March 1996 to August 2002, Mr. Lunsford was a Senior Vice President of Corporate Development at S1 Corporation, a data processing and software company specializing in Internet branch and call center banking applications. Prior to S1 Corporation, Mr. Lunsford was the Co-Founder and President of Brintech, Inc., a technology consulting firm specializing in the financial services industry. From 1988 to 1994, Mr. Lunsford served as an officer in the United States Navy. Mr. Lunsford holds a Bachelor of Science degree in Information and Computer Sciences from the Georgia Institute of Technology. Mr. Lunsford's experience as an executive officer and director of public companies and experience in the technology and media and entertainment industries led our Board of Directors to conclude that he should serve as a director. Mr. Lunsford's brother is Ed Lunsford, our Senior Vice President, General Counsel and Secretary.

        Mr. Lunsford is chairman of the Nominating Committee of our Board of Directors.

Casey L. Cummings, Director

        Mr. Cummings has served a member of our Board of Directors since the consummation of our initial public offering in November 2011. Mr. Cummings has been the President of Ram Realty Services, a real estate development, investment and private equity fund sponsor, since 2001 and its Chief Executive Officer since 2010. He is a board member of the New World Symphony in Miami Beach and the University of Florida's Bergstrom Center for Real Estate Studies. Mr. Cummings earned a Bachelor of Science degree in Business Administration from Boston University's School of Management. Mr. Cummings's extensive experience in the real estate and financial industries led our Board of Directors to conclude that he should serve as a director.

        Mr. Cummings is chairman of the Audit Committee of our Board of Directors and a member of the Nominating Committee of our Board of Directors.

Kaleil Isaza Tuzman, Director

        Mr. Isaza Tuzman has served a member of our Board of Directors since the consummation of our initial public offering in November 2011. Mr. Isaza Tuzman has been Chairman of the Board and Chief Executive Officer of KIT digital, Inc. (NasdaqGS: KITD), a provider of end-to-end video management software and related services, since January 2008. Mr. Isaza Tuzman has worked in the digital media industry since the late 1990s as an entrepreneur and a venture capitalist. From 2005 to 2007, he served as the President and Chief Operating Officer of JumpTV Inc., subsequently acquired by Neulion, Inc. (TSX: NLN), a leader in IP-based broadcasting of international television and sports. Since 2002, Mr. Isaza Tuzman has served as the Managing Partner of KIT Capital, Ltd., a software and digital media-focused restructuring and merchant banking firm which merged into Dubai-based merchant bank KCP Capital in 2008. From 2001 to 2002, he served as Chairman and Chief Executive Officer of KPE, Inc., a leading digital media services company. Prior to that, Mr. Isaza Tuzman worked at

Goldman Sachs in investment banking and equities risk arbitrage. He has been a member of the Council on Foreign Relations, and has acted as a U.S. trade representative. Mr. Isaza Tuzman graduated magna cum laude and holds an A.B. from Harvard University and holds graduate certificates in International Relations from El Colegio de México and in Latin American Studies from Harvard University. Mr. Isaza Tuzman's experience as the chairman and chief executive officer of a publicly traded company and his extensive background in digital media, technology growth companies, emerging markets, mergers and acquisitions, and capital market activities led our Board of Directors to conclude that he should serve as a director.

        Mr. Isaza Tuzman is a member of the Audit Committee of our Board of Directors.

John W. Kluge, Jr., Director

        Mr. Kluge has served a member of our Board of Directors since the consummation of our initial public offering in November 2011. Mr. Kluge has acted as an adviser to us since December 2010. Since December 2008, he has been the Research and New Media Officer for EastWest Institute. Prior to joining the EastWest Institute, he worked as a consultant for S.M.A.R.T. (Sustainable Music Artist Recording and Touring) and as the Projects Coordinator and Legislative Liaison for Rock and Wrap It Up!, an anti-poverty think tank. Mr. Kluge also served as an adviser to the Ambassador of the Central African Republic before joining the EastWest Institute. He earned a Bachelor of Arts degree in American Studies from Columbia University. He is also the author of the book John Kluge: Stories, published in 2009. Mr. Kluge's knowledge and understanding of domestic and international media markets led our Board of Directors to conclude that he should serve as a director.

        Mr. Kluge is chairman of the Nominating Committee of our Board of Directors and a member of the Compensation Committee of our Board of Directors.

Jonathan F. Teaford, Director

        Mr. Teaford has been Chief Executive Officer of Digital Domain Institute, Inc. since February 2012 and has served as a member of our Board of Directors since March 2009 and as a member of Digital Domain's board of directors since March 2010. Mr. Teaford previously served as our President from January 2009 to May 2011, and as our Chief Financial Officer from March 2009 to February 2012. He was the Vice President of Strategic Planning and Corporate Finance of Digital Domain from June 2006 to February 2009. Mr. Teaford was Executive Vice President and a member of the board of directors of BabyUniverse, Inc. from 1998 until its sale in October 2007. Prior to joining Wyndcrest's predecessor in January 1998, Mr. Teaford was employed by GE Capital Services, a subsidiary of General Electric. Mr. Teaford earned a Bachelor of Arts degree with honors in Economics at Hamilton College and completed the General Course at the London School of Economics. Mr. Teaford's prior experience as our President and Chief Financial Officer and his involvement with our formation, along with his knowledge of our business, management skills and performance as a board member, has led our Board of Directors to conclude that he should continue to serve as a director.

Our Executive Officers

        The following table sets forth information with respect to our executive officers:

Name of Individual	Age	Position
John C. Textor	46	Chairman of our Board of Directors and Chief Executive Officer
John M. Nichols	60	Chief Financial Officer
Ed J. Ulbrich	47	Chief Creative Officer and President of Mothership
Edwin C. Lunsford, III	47	Senior Vice President, General Counsel and Secretary
Jody R. Madden	33	Senior Vice President of Global Studio Operations
Darin K. Grant	37	Chief Technology Officer
Jonathan F. Teaford	38	Director and Chief Executive Officer of DDI

John C. Textor, Chairman of our Board of Directors and Chief Executive Officer

        See Mr. Textor's biography in "—Executive Officers" above.

John M. Nichols, Chief Financial Officer

        Mr. Nichols has served as our Chief Financial Officer since February 2012. Mr. Nichols served as Chief Financial Officer, Secretary and Treasurer of Varsity Brands, Inc. from April 1992 until February 2012. During that time, Varsity was a publicly held company or part of a publicly held company until September 2003. Mr. Nichols was involved in the initial leveraged buy-out of Varsity in 1989, its public offering in 1992, a merger with another publicly held company in 1997, the sale of an affiliate (Riddell Sports) in 2001 and the 2003 going private transaction. Before joining Varsity Brands, Mr. Nichols was Chief Financial Officer of a hotel management company for two years and a partner at BDO Seidman for four years. Prior to joining BDO Seidman, Mr. Nichols spent eight years at Ernst & Young. Mr. Nichols earned a Bachelor of Business Administration degree in Accounting from the University of Memphis and a Master of Science in Management degree in Accounting from Florida International University.

Ed J. Ulbrich, Chief Creative Officer and President of Mothership

        Mr. Ulbrich has served as our Chief Creative Officer since October 2011 and is President of Mothership, our advertising, entertainment and branded content subsidiary. He oversees our advertising business and executive-produces key feature film projects—roles he has held since Digital Domain's inception in 1993. Prior to joining Digital Domain, Mr. Ulbrich was a commercial producer at the Leo Burnett Company and a digital artist at the National Center for Supercomputing Applications. He is President of the board of directors of the Association of Independent Commercial Producers Digital Chapter and a member of the board of directors of the Association of Independent Commercial Producers. Mr. Ulbrich earned a Bachelor of Arts degree in Fine Arts from the University of Illinois.

Edwin C. Lunsford, III, Senior Vice President, General Counsel and Secretary

        Mr. Lunsford has served as our Senior Vice President, General Counsel and Secretary since joining us in July 2010. Mr. Lunsford has been a member of Digital Domain's board of directors since March 2011. Mr. Lunsford joined us from Davita, Inc., a Fortune 500 U.S. healthcare services company, where he served for six years as group general counsel of a US$1B (revenues) operating group. Prior to Davita, he served as vice president and division general counsel for a US$1.5B (revenues) operating group at Gambro Healthcare, a global healthcare company based in Stockholm, Sweden. Before Gambro he was an associate, then partner, in the West Palm Beach, Florida law firm of Boose Casey from 1990 through 2000. Mr. Lunsford earned a Bachelor of Science degree in

Business Administration in 1987 and a Juris Doctor degree in 1990 from the University of Florida. Mr. Lunsford's brother is Jeffrey W. Lunsford, one of our directors.

Jody R. Madden, Senior Vice President of Global Studio Operations

        Ms. Madden has served as our Senior Vice President of Global Studio Operations since October 2011. From 2007 until October 2011, Ms. Madden worked in various positions at Digital Domain, most recently serving as Head of Production. From 2000 to 2007, she held a variety of technology and resource management roles with Industrial Light and Magic, a visual effects company, and its parent company LucasFilm Entertainment Company, Ltd., working on both film and video game projects. She earned a Bachelor of Arts degree in English Literature and Communication from Stanford University.

Darin K. Grant, Chief Technology Officer

        Mr. Grant has served as our Chief Technology Officer since November 2011. Prior to joining us, he served as DreamWorks Animation's Head of Production Technology from January 2006 to November 2011. Prior to that, Mr. Grant worked in various positions at Digital Domain Productions, Inc. for 10 years, ultimately serving as Digital Domain Productions, Inc.'s Director of Technology. Mr. Grant earned a Bachelor of Science degree in Computer Science from Harvey Mudd College. Mr. Grant is also a member of the Visual Effects Society and is currently serving on the Digital Imaging Technology Sub-Committee of the Scientific and Technical Awards Committee for the Academy of Motion Pictures Arts and Sciences.

Jonathan F. Teaford, Chief Executive Officer of DDI

        See Mr. Teaford's biography in "—Executive Officers" above.

Our Key Employees

Brad Lewis, Producer/Director

        Mr. Lewis joined us in June 2011 as a Director of Feature Animation following a 10-year career at Pixar Animation Studios, where he worked from November 2001 to June 2011. While at Pixar, he served as the producer on the Academy Award®-winning animated feature film Ratatouille, a Co-Director on the animated feature film Cars 2 and a Director on the English-language version of the Japanese animated film Ponyo. Prior to joining Pixar, Mr. Lewis worked at PDI/DreamWorks for 11 years, where, among other things, he served as a Producer on the film Antz and as VP/Executive Producer for visual effects and commercials. Mr. Lewis has won two Emmy awards for his work on The Last Halloween and the graphics for Monday Night Football. In 2007, Mr. Lewis also served as Mayor of the City of San Carlos, California. Mr. Lewis received a Bachelor of Arts degree from California State University, Fresno.

Aaron Blaise, Producer/Director

        Mr. Blaise joined us in April 2010 as a Director of Feature Animation after a 21-year career at the Walt Disney Company, where he was a film director from 1997 to 2010. While at the Walt Disney Company, he co-directed Brother Bear, for which he earned an Academy Award® Nomination for Best Animated Feature. Prior to that, Mr. Blaise served as supervising animator on the films Aladdin, The Lion King and Mulan. He also served as an animator on Beauty and the Beast and Pocahontas.

Chuck Williams, Producer/Director

        Mr. Williams joined us in August 2010 as a Director of Feature Animation. Prior to joining us, he spent 21 years at the Walt Disney Company, where he was a producer from 1998 to 2010. In addition, he served as a creative consultant on Legend of the Guardians: The Owls of Ga'Hoole in 2010. While at the Walt Disney Company, he served as producer for Brother Bear. Prior to his work on Brother Bear, Mr. Williams produced several other shorts and headed up the special projects division at Disney Feature Animation. His other credits include The Lion King, Aladdin and Beauty and the Beast. Mr. Williams graduated from Florida State University.

Pam Coats, Head of Creative Development

        Ms. Coats joined us in June 2011 as head of the creative department for Tradition Studios. Prior to joining us, she served as a creative executive for Miramax from April 2009 to May 2010. From 2006 to 2009, she founded and ran an alternative healthcare company. She was previously employed at the Walt Disney Company, where she served as a producer (1992-1998), senior vice president (1999-2001) and then as an executive vice president of creative affairs (2002-2006). While there, she steered the development of over 20 full length features and shorts, including Mulan, Fantasia 2000, The Emperor's New Groove, Lilo and Stitch, Brother Bear, Chicken Little and Meet the Robinsons.

Mark E. Covey, Vice President, Modeling and Simulations

        Mr. Covey was appointed as our Vice President of Modeling and Simulations in May 2011. Prior to joining us, Mr. Covey was the Director of Systems Integration, Modeling and Simulations for the U.S. Army Training and Doctrine Command's Joint Training Counter-IED Operations Integration Center from 2007 to 2011. In 2010, Mr. Covey was named to Fast Company Magazine's Top 100 Most Creative People in Business list. A retired U.S. Army First Sergeant, Mr. Covey is a graduate of Excelsior College, with a Bachelor of Science degree in Administration and Management, and of the University of Redlands, with a Master of Science degree in Geospatial Information Systems.

Corporate Governance

Committees of our Board of Directors

        Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating Committee.

        Audit Committee.    Our Board of Directors has established a separately-designated standing Audit Committee as defined in Section 3(a) (58)(A) of the Exchange Act. The Audit Committee consists of Mr. Ambler, Mr. Isaza Tuzman and Mr. Cummings, who serves as chairman. The Audit Committee is responsible for reviewing and monitoring our financial statements and internal accounting procedures, recommending the selection of independent auditors by our Board of Directors, evaluating the scope of the annual audit, reviewing audit results, consulting with management and our independent auditors prior to presentation of financial statements to shareholders and, as appropriate, initiating inquiries into aspects of our internal accounting controls and financial affairs. Our Board of Directors has determined that Mr. Isaza Tuzman qualifies as an "audit committee financial expert" under the federal securities laws. Our Board of Directors has adopted a charter for the Audit Committee, and such charter is available on our website, at www.ddmg.co, in the "Investor Relations" section thereof under "Corporate Governance."

        Compensation Committee.    The Compensation Committee consists of Mr. Ambler, Mr. Kluge and Mr. Lunsford, who serves as chairman. The Compensation Committee is responsible for reviewing and recommending to our Board of Directors the compensation and benefits of all of our executive officers, administering our 2010 Stock Plan and establishing and reviewing general policies relating to compensation and benefits of our employees. Our Board of Directors has adopted a charter for the Compensation Committee, and such charter is available on our website, at www.ddmg.co, in the "Investor Relations" section thereof under "Corporate Governance."

        Nominating Committee.    The Nominating Committee consists of Mr. Cummings, Mr. Lunsford and Mr. Kluge, who serves as chairman. The Nominating Committee is responsible for identifying prospective Board of Directors candidates, recommending nominees for election to our Board of Directors, developing and recommending Board of Directors member selection criteria, considering committee member qualifications and providing oversight in the evaluation of our Board of Directors and of each of our subsidiaries' board of directors. In addition, our Nominating Committee oversees our corporate governance guidelines, approves our committee charters, oversees compliance with our code of business conduct and ethics, contributes to succession planning, reviews actual and potential conflicts of interest of our directors and officers (other than related party transactions reviewed by the Audit Committee) and oversees the board self-evaluation process. Our Board of Directors has adopted a charter for the Nominating Committee, and such charter is available on our website, at www.ddmg.co, in the "Investor Relations" section thereof under "Corporate Governance."

Code of Ethics

        Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. Our Code of Business Conduct and Ethics is available on our website, at www.ddmg.co, under "Investor Relations, Corporate Governance." Any amendments to such code, or waivers of its requirements, will be disclosed on our website.

Corporate Governance Guidelines

        Our Board of Directors has adopted Corporate Governance Guidelines in furtherance of our continuing efforts to enhance our corporate governance practices. Our Corporate Governance Guidelines are available on our website, at www.ddmg.co, in the "Investor Relations" section thereof under "Corporate Governance."

Communicating with our Board of Directors

        Our shareholders and other interested parties may communicate directly with our Board of Directors, with our non-management directors as a group, or with any director or committee chairperson by writing to such parties in care of Edwin C. Lunsford, III, Senior Vice President, General Counsel and Secretary, Digital Domain Media Group, Inc., 10250 SW Village Parkway, Port St. Lucie, Florida 34987. Communications addressed to our Board of Directors generally will be forwarded either to the appropriate committee chairperson or to all directors. Communications may be submitted confidentially and anonymously. Under certain circumstances, we may be required by law to disclose the information or identity of the person submitting the communication. Certain concerns communicated to our Board of Directors also may be referred to our internal auditor or our General Counsel, in accordance with our regular procedures for addressing such concerns. There was no material action taken by our Board of Directors as a result of communications received during 2011 from shareholders or others.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and to provide us copies of these reports. Based solely on a review of the copies of these reports furnished to us and written representations that no other reports were required to be filed, we believe that all filing requirements applicable to our officers, directors and beneficial owners of greater than 10% of our Common Stock have been complied with during the fiscal year ended December 31, 2011, except that Edwin C. Lunsford, III filed a late Form 4 relating to the reporting of a stock purchase in November 2011, and PBC GP III, LLC, PBC Digital Holdings,

LLC, and PBC MGPEF DDH, LLC jointly filed a late Form 3 and a late Form 4 relating to the reporting of six exercises of warrants and four conversions of notes in November 2011.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        The following discussion sets forth information with regard to compensation for services by one individual who serves as our Chief Executive Officer (CEO), one individual who served as our principal financial officer (PFO), the three most highly compensated executive officers of us and our subsidiaries (other than the CEO and PFO) who were serving as executive officers at December 31, 2011, and one additional former executive officer who would have been included as one of the three most highly compensated executive officers had he been employed by us at December 31, 2011. We refer to these six individuals as our "named executive officers". For the year ended December 31, 2011, our named executive officers were:

  •
  John C. Textor—Chairman of our Board of Directors and Chief Executive Officer; Chairman of the Board of Directors of Digital Domain

  •
  Jonathan F. Teaford—Former Chief Financial Officer; Director and Chief Executive Officer of DDI

  •
  Edwin C. Lunsford, III—Senior Vice President, General Counsel and Secretary

  •
  Ed J. Ulbrich—Chief Creative Officer; President of Mothership

  •
  Jody R. Madden—Senior Vice President of Global Studio Operations

  •
  Cliff A. Plumer—Former Chief Executive Officer, Digital Domain

        The information discussed below reflects the compensation earned by such individuals for services with us and our subsidiaries during the covered periods.

Company Compensation Objectives

        Our objective is to maintain a program of executive compensation that is competitive in attracting, retaining and inspiring the performance of executive officers who possess qualities, talents and abilities that will enhance our growth and profit potential. Specifically, the goals of our executive compensation program are:

  •
  to motivate our executives to achieve our strategic, operational and financial goals;

  •
  to reward superior performance;

  •
  to attract and retain exceptional executives; and

  •
  to align the interests of our executives and our shareholders.

        We believe that our compensation program must include both short-term and long-term compensation elements.

Determination of Compensation

        The Compensation Committee of our Board of Directors was formed upon the consummation of our initial public offering in November 2011, and prior to that time all compensation decisions regarding our executive officers were made by our Board of Directors, which, from our formation until the consummation of our initial public offering, was comprised of Mr. Textor and Mr. Teaford. Prior to the consummation of our initial public offering, Mr. Textor, as Chairman of our Board of Directors, presented recommendations to our Board of Directors regarding the hiring of and compensation packages for our executive officers, which included recommendations with respect to each such executive officer's salary, annual bonus and long-term equity awards. Our Board of Directors then reviewed these recommendations and, subject to any adjustments it deemed appropriate, approved the compensation packages for our executive officers for that year.

        Although these compensation recommendations were not based on any formal benchmarking or peer group comparisons and we did not engage any third-party compensation consultants, members of our Board of Directors did take into consideration such data as was informally available to them concerning competitive market practices with respect to typical ranges of salary and bonus amounts paid to executives at other companies in the digital imagery industry when developing and evaluating the recommendations presented to our Board of Directors. Subjective factors considered by our Board of Directors in making the ultimate determinations with respect to compensation of our executive officers included an executive's skills and capabilities, specific contributions as a member of our executive management team and reputation within the digital imagery industry.

        Since the consummation of our initial public offering, our Board of Directors has delegated to the Compensation Committee the overall responsibility of overseeing the compensation and benefit programs of our executive officers.

        Under its charter, the Compensation Committee has the primary responsibility for, among other things:

  •
  determining compensation for our other executive officers;

  •
  working with members of our management to report our executive compensation practices and policies to our shareholders; and

  •
  administering our 2010 Stock Plan.

        The Compensation Committee is also responsible for evaluating and administering our compensation program to ensure that it properly motivates our executive officers and appropriately drives our operational and financial performance.

        The Compensation Committee reviews base salaries, determines and makes annual cash incentive awards, approves payout amounts earned for the past year's annual cash incentive awards, and grants equity incentive awards under our 2010 Stock Plan.

        Our Board of Directors has the power to change, at any time, the size and membership of the Compensation Committee, to remove Compensation Committee members and to fill vacancies on the Compensation Committee, so long as any new member satisfies the requirements of the Compensation Committee's charter and any other applicable requirements. For more information regarding the Compensation Committee, see—"Corporate Governance—Committees of our Board of Directors."

Elements of Executive Compensation

        Overview.    Our executive compensation program consists of a base salary and equity participation in our company, either in the form of options to purchase shares of our Common Stock, or restricted shares of our Common Stock, which, in each case, generally vest over a two to four year period. In addition, we may pay discretionary bonuses based on our Board of Directors' assessment of the executive officer's specific contribution to our company, and certain of our executive officers are guaranteed, under the terms of their employment agreements, minimum annual bonuses based on a percentage of their base salary. We believe these arrangements are reasonable and competitive compared to other companies we compete with for the attraction and retention of talent.

        Base Salary.    We attempt to set base salaries that are competitive with organizations that operate in our industry and that are comparable in size. Base salaries are intended to be commensurate with each executive's organizational responsibilities and his or her level of professional development, taking into account the expected role the executive is likely to play in helping us achieve our goals and objectives. The initial base salary for each of our named executive officers was set in his or her employment agreement when the named executive officer commenced employment with us. Typically, annual increases in base salary for our named executive officers include an annual fixed increase as a percentage of the prior year's base salary, as well as discretionary increases as determined by our Chief Executive Officer, the Compensation Committee and our Board of Directors. For 2011, Mr. Teaford and Mr. Lunsford were awarded discretionary base salary increases because of the increases duties and responsibilities associated with our becoming a publically traded company. No other discretionary base salary increases were awarded in 2011. Base salary also affects bonus awards for our named executive officers as they are typically based on a percentage of base salary.

        Following the consummation of our initial public offering in November 2011, our named executive officers were entitled to receive the following respective annual base salaries:

Named Executive Officer	Base Salary
John C. Textor	$750,000
Jonathan F. Teaford	380,000	(1)
Edwin C. Lunsford, III	350,000	(2)
Ed J. Ulbrich	515,205
Jody R. Madden	400,000

(1)
Pursuant to the terms of his amended employment agreement, Mr. Teaford's base salary was automatically increased from $343,470 to $380,000 upon the consummation of our initial public offering.

(2)
Pursuant to the terms of his amended employment agreement, Mr. Lunsford's base salary was automatically increased from $250,000 to $350,000 upon the consummation of our initial public offering.

        Annual Bonuses.    Annual bonuses are intended to compensate executive officers for their role in the achievement of our strategic goals. We believe that our bonus awards help us attract and retain qualified and highly skilled employees and reward and motivate those who have a positive impact on corporate results. Historically, a bonus award has been paid in cash in the subsequent fiscal year.

        Discretionary bonuses for a named executive officer are determined solely by our Compensation Committee and our Board of Directors based upon the achievement of agreed upon objectives and goals. Other factors affecting a discretionary bonus award include our overall success in financial and organizational achievements, as well as continued employment by the named executive officer. For fiscal year 2011, our named executive officers were awarded the following discretionary bonuses:

Named Executive Officer	Discretionary Bonus
John C. Textor	$150,000	(1)
Jonathan F. Teaford	76,000	(2)
Edwin C. Lunsford, III	70,000	(2)
Ed J. Ulbrich	100,000	(3)
Jody R. Madden	—

(1)
Mr. Textor received a discretionary bonus of 20% of his prior year's contractual base salary. The bonus award was paid during 2012. The bonus was rewarded for general performance related to his duties and responsibilities and were not part of a target-based performance award.

(2)
The named executive officer received a discretionary bonus of 20% of such named executive officer's prior year's contractual base salary. Such bonus award will be paid in 2012 and was awarded for general performance related to his duties and responsibilities related to his position and were not part of a target-based performance award.

(3)
Mr. Ulbrich received a discretionary bonus for services in the prior year. The bonus was awarded for general performance related to increased duties and responsibilities related to his position and were not part of a target-based performance award.

        A non-discretionary bonus for each named executive officer with whom we have an employment agreement is set as a fixed percentage of base salary in his or her employment agreement, and is payable no later than February 28 of the year following the end of the fiscal year to which such bonus relates, subject only to the condition that the named executive officer be continuously employed by us through the date of payment. For 2011, our named executive officers were awarded the following non-discretionary bonuses:

Named Executive Officer	Non-Discretionary Bonus
John C. Textor	$257,000	(1)
Jonathan F. Teaford	140,200	(2)
Edwin C. Lunsford, III	120,000	(2)
Ed J. Ulbrich	—
Jody R. Madden	—

(1)
Mr. Textor received a non-discretionary bonus of 20% based on his prior year's contractual base salary totaling $107,000. Additionally he received a non-discretionary bonus of 20% of his prior year's contractual base salary that was paid to him during 2011.

(2)
The named executive officer received a non-discretionary bonus of 20% of such named executive officer's prior year's contractual base salary. Such bonus award was paid during 2012.

        In the near future, we expect our Board of Directors or our Compensation Committee to establish a bonus plan comparable to other public companies in our industry. We may use formal bench-marking efforts to establish such a bonus plan.

        Equity-Based Compensation.    Equity-based compensation paid to our executive officers is designed to provide long-term incentives for the alignment of our goals and objectives with the executive's performance and to reward performance that is accretive to shareholder value. We believe these arrangements are reasonable and competitive compared to other companies we compete with for the attraction and retention of talent.

        To date, the sole forms of equity compensation awarded to officers and employees under our 2010 Stock Plan have been stock options. In the future, we may include grants of restricted stock in our executive equity compensation program. We believe that restricted stock and stock options are an important part of overall compensation because they align the interests of our executive officers and other employees with those of our shareholders and create long-term incentives to maximize shareholder value.

        For 2011, our named executive officers were awarded the following equity-based compensation in accordance with the terms of their respective employment agreements:

Name	Grant Date	Stock Option Awards		Exercise Price of Option Awards
John C. Textor	07/13/11	1,080,000	(1)	$9.63
Jonathan F. Teaford	07/13/11	300,000	(1)	$9.63
Edwin C. Lunsford, III	07/13/11	120,000	(2)	$9.63
Cliff A. Plumer	01/05/11	517,000	(3)	$0.01
Cliff A. Plumer	01/05/11	300,000	(4)	$3.00

(1)
The options vest in twelve equal quarterly increments over three years. The first increment vested immediately at the date of the agreement.

(2)
The options vest in eight equal increments over two years. The first quarterly increment vested on November 1, 2010.

(3)
Options vested immediately on the grant date.

(4)
Options vest over two years in equal quarterly installments, first two increments vested immediately.

        There were no other equity-based compensation awards given to our named executive officers in 2011 as part of their employment compensation. However, Mr. Textor received a grant of an option to purchase up to a maximum of 1,500,000 shares of common stock of our subsidiary Digital Domain at an exercise price of $0.001 per share, which vested immediately, in recognition of his services to Digital Domain as the chairman of its board of directors.

        Severance Benefits.    Our executive officers are also entitled to receive severance benefits upon certain qualifying terminations of employment, pursuant to provisions in each such executive officer's employment agreement. These severance arrangements are primarily intended to motivate the executive officers to remain in our employ, as the executive officers will forego the right to receive a significant payment if they voluntarily terminate their employment without good reason. For more information, see "—Compensation of Executive Officers—Potential Payments Upon Termination or Change in Control."

        Perquisites.    From time to time, our Board of Directors may determine it to be in the best interests of us to provide certain of our executive officers perquisites commensurate with their position, including reasonable housing or travel allowances. Mr. Plumer received $4,500 monthly for temporary housing assistance in 2011. No other perquisites were provided to our named executive officers in 2011.

        Additional Compensation.    Our named executive officers are provided standard benefits available to all of our employees, consisting of the opportunity to participate in our medical, health, disability, retirement, welfare, pension, profit-sharing and insurance plans then in effect. Our named executive officers are from time to time provided additional compensation and benefits beyond that provided to employees. See "—Agreements with Named Executive Officers" and "—Compensation of Executive Officers—Summary Compensation Table."

        Agreements with Named Executive Officers.    Each of John C. Textor, Edwin C. Lunsford, III, and Jody R. Madden has entered into a written employment agreement with us. Jonathan F. Teaford has entered into an oral employment agreement with DDI, which is in the process of being memorialized as a written agreement. John Nichols, who became our Chief Financial Officer in February 2012, but who was not a named executive officer in 2011, has also entered into a written employment agreement with us. Each such employment agreement establishes such executive officer's base salary and non-discretionary annual bonus. Among other things, the employment agreements generally provide for severance payments upon termination by us other than for cause, designate a period of employment, allow the termination of the agreement by either party with notice and allow for participation in our bonus program. See "—Compensation of Executive Officers—Employment Agreements."

        Review of All Components of Executive Compensation.    The Compensation Committee is responsible for reviewing all components of our executive officers' compensation, including base salary, bonus, equity compensation and accumulated realized and unrealized stock option gains.

        Allocation Between Forms of Compensation.    In setting compensation for our named executive officers, we do not have a formal policy for allocating a certain percentage of compensation between long-term and currently paid-out compensation. By making awards of stock options a significant portion of executive compensation, however, we plan to emphasize long-term equity incentives for our key employees.

        Tax Treatment.    Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public corporations for compensation greater than $1 million paid for any fiscal year to the corporation's chief executive officer and four other most highly compensated executive officers as of the end of any fiscal year. However, performance-based compensation is not subject to the $1 million deduction limit if certain requirements are met. We may consider the impact of Section 162(m) when designing our cash and equity bonus programs, but may elect to provide compensation that is not fully deductible as a result of Section 162(m) if it determines this is in our best interests.

Compensation Committee Report

        The Compensation Committee has furnished the following report:

        The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis section above and based on this review, has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

COMPENSATION COMMITTEE

Jeffrey W. Lunsford, Chairman
Kevin C. Ambler
John W. Kluge, Jr.

Compensation of Executive Officers

        The following table presents certain summary information for the fiscal years ended December 31, 2011 and December 31, 2010, respectively, concerning compensation earned for services rendered in all capacities to us and our subsidiaries during such periods by the named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Options Awards(6) ($)		Other Compensation ($)		Total ($)
John C. Textor,	2011	$791,372	$407,000	(2)	$8,351,210	(7)	$6,525,461	(11)	$16,075,044
Principal Executive	2010	513,159	100,000		—		124,322		737,481
Officer
Jonathan F. Teaford,	2011	$342,371	$216,200	(3)	$1,624,364	(8)	$2,814,496	(12)	$4,997,431
Principal Financial	2010	307,896	60,000		—		164,811		532,707
Officer
Edwin C. Lunsford, III,	2011	$254,893	$190,000	(3)	$652,263	(9)	$—		$1,097,156
Senior Vice President,	2010	98,077	10,000		839,784		—		947,861
General Counsel and Secretary
Ed J. Ulbrich,	2011	$535,021	$100,000	(4)	$—		$—		$635,021
Chief Creative Officer	2010	515,205	51,521				—		566,726
Jody R. Madden,	2011	$52,345	$—		$—		$—		$52,345
Senior Vice President of	2010	—	—		—		—		—
Global Studio Operations
Cliff A. Plumer,	2011	$716,638	$500,000	(5)	$3,898,994	(10)	$55,500	(13)	$5,171,132
Former Chief Executive	2010	717,332	71,734		—		54,000		843,066
Officer, Digital Domain(1)

(1)
Mr. Plumer was Chief Executive Officer of Digital Domain until October 2011; upon his resignation from such position, he continued to serve us as Production and Studio Development Executive Advisor until February 2012.

(2)
Mr. Textor received a non-discretionary bonus of 20% based on his prior year's contractual base salary totaling $107,000. Additionally he received a non-discretionary bonus for 2011 of 20% of his prior year's contractual base salary that was paid to him in 2011. Additionally, he received a discretionary bonus of 20% of his prior year's contractual base salary. Such discretionary bonus award was paid in 2012 and was awarded for general performance related to his duties and responsibilities and was not part of a target-based performance award.

(3)
The named executive officer received a non-discretionary bonus for 2011 of 20% of such named executive officer's prior year's contractual base salary. Such bonus award was paid during 2012. Additionally, the named executive officer received a discretionary bonus of 20% of such named executive officer's prior year's contractual base salary. Such discretionary bonus award will be paid in 2012 and was awarded for general performance related to his duties and responsibilities and was not part of a target-based performance award.

(4)
Mr. Ulbrich received a discretionary bonus for services in the prior year. The bonus was awarded for general performance related to increased duties and responsibilities related to his position, and were not part of a target-based performance award.

(5)
On June 1, 2010, we entered into an employment retention and bonus agreement with Mr. Plumer, pursuant to which he received a cash bonus of $500,000. The bonus was conditioned upon Mr. Plumer remaining an employee of Digital Domain through January 31, 2011, and such bonus was paid to him in the second quarter of 2011.

(6)
Amounts included in "Grant Date Fair Value of Stock and Option Awards" column do not reflect compensation actually received by the named executive officers but represent the grant date fair value of the award as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-Based Compensation."

(7)
Mr. Textor was awarded options in June 2011 by our subsidiary Digital Domain, for his services as the chairman of its board of directors, to purchase up to 1,500,000 shares of its common stock at an exercise price of $0.01 per share. The aggregate grant date fair value of this option award is $2,503,500. The options vested immediately on the grant date. Additionally, Mr. Textor was awarded options under the terms of his amended employment agreement dated as of July 17, 2011, to purchase up to 1,080,000 shares of our Common Stock at an exercise price of $9.63 per share. The aggregate grant date fair value of these options is $5,847,710. The options vest in twelve quarterly increments over three years, with the first increment having vested immediately at the date of the agreement.

(8)
Mr. Teaford was awarded options, under the terms of his amended employment agreement dated as of July 17, 2011, to purchase up to 300,000 shares of our Common Stock at an exercise price of $9.63 per share. The options vest in twelve quarterly increments over three years, with the first increment having vested immediately at the date of the agreement.

(9)
Mr. Lunsford was awarded options, under the terms of his amended employment agreement dated as of July 17, 2011, to purchase up to 120,000 shares of our Common Stock, at an exercise price of $9.63 per share. The options vest in twelve quarterly increments over three years.

(10)
Mr. Plumer was awarded two different option grants under the terms of his amended employment agreement, dated January 5, 2011. The first award is to purchase up to 300,000 shares of our Common Stock at an exercise price of $3.00 per share. Such award vests in eight equal increments over two years, with two increments vesting immediately. The second award is to purchase up to 517,000 shares of our Common Stock at an exercise price of $0.01 per share. Such award vested immediately.

(11)
On July 1, 2011, Mr. Textor exchanged 1,500,000 shares of Digital Domain common stock in exchange for 934,580 shares of our Common Stock. As a result of the exchange, stock-based compensation expense was recognized by us totaling $6,495,005. Additionally, under the terms of his amended employment agreement, dated as of July 17, 2011, Mr. Textor is entitled to receive personal accounting services provided by us for up to one-half of the individual's time. The value of the personal accounting services for 2011 is $30,456.

(12)
On July 1, 2011, Mr. Teaford exchanged 650,000 shares of Digital Domain common stock for 404,984 shares of our Common Stock. As a result of the exchange, stock-based compensation expense was recognized by us totaling $2,814,496.

(13)
Includes $45,500 received in cash by Mr. Plumer for temporary housing assistance through October 3, 2011, the date of his resignation, and for fees paid by us on behalf of Mr. Plumer to an outside consultant for stock option award valuation services.

Grants of Plan-Based Awards

        The following table sets forth certain information concerning grants of plan-based awards under our 2010 Stock Plan made during the year ended December 31, 2011 to the named executive officers:

Grants of Plan-Based Awards during the Year Ended December 31, 2011

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(4)
John C. Textor(1)	07/13/11	1,080,000	$9.63	$5,847,710
Jonathan F. Teaford(1)	07/13/11	300,000	$9.63	$1,624,364
Edwin C. Lunsford, III(2)	07/13/11	120,000	$9.63	$652,263
Cliff A. Plumer(3)	01/05/11	517,000	$0.01	$506,660
Cliff A. Plumer(3)	01/05/11	300,000	$3.00	$1,020,858

(1)
Mr. Textor and Mr. Teaford were awarded options, under the terms of their respective amended employment agreements, each dated as of July 17, 2011, to purchase up to 1,080,000 and 300,000 shares of our Common Stock, respectively, at an exercise price of $9.63 per share. The options vest in twelve quarterly increments over three years, with the first increment having vested immediately on July 17, 2011.

(2)
Mr. Lunsford was awarded options, under the terms of his amended employment agreement, dated as of July 17, 2011, to purchase up to 120,000 shares of our Common Stock, at an exercise price of $9.63 per share. The options vest in twelve quarterly increments over three years.

(3)
Mr. Plumer was awarded two different option grants under the terms of his amended employment agreement, dated as of January 5, 2011. The first option is to purchase up to 300,000 shares of our Common Stock at an exercise price of $3.00 per share. Such option vests in eight equal increments over two years, with two increments vesting immediately. The second option is to purchase up to 517,000 shares of our Common Stock at an exercise price of $0.01 per share. Such option vested immediately.

(4)
Amounts included in "Grant Date Fair Value of Stock and Option Awards" column do not reflect compensation actually received by the named executive officers but represent the grant date fair value of the award as computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in "Management Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-Based Compensation."

Outstanding Equity Awards at Fiscal Year End

        The following table provides certain information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the end of the year ended December 31, 2011:

Outstanding Equity Awards at December 31, 2011

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
John C. Textor(1)	180,000	900,000	$9.63	07/13/21
Jonathan F. Teaford(2)	50,000	250,000	$9.63	07/13/21
Edwin C. Lundsford III(3)	140,000	140,000	$4.50	08/02/20
Edwin C. Lundsford III(4)	10,000	110,000	$9.63	07/13/21
Cliff A. Plumer(5)	517,000	—	$0.01	01/05/21
Cliff A. Plumer(5)	187,500	112,500	$3.00	01/05/21

(1)
Mr. Textor was awarded options, under the terms of his amended employment agreement, dated as of July 17, 2011, to purchase up to 1,080,000 shares of our Common Stock at an exercise price of $9.63 per share. The options vest in twelve equal quarterly increments over three years, with the first increment having vested immediately at the date of the agreement. Mr. Textor has not exercised any vested options.

(2)
Mr. Teaford was awarded options, under the terms of his amended employment agreement, dated as of July 17, 2011, to purchase up to 300,000 shares of our Common Stock at an exercise price of $9.63 per share. The options vest in twelve equal quarterly increments over three years, with the first increment having vested immediately at the date of the agreement. Mr. Teaford has not exercised any vested options.

(3)
Mr. Lunsford was awarded options, under the terms of his original employment agreement to purchase up to 280,000 shares of our Common Stock at an exercise price of $4.50 per share. The options vest in eight equal increments over two years, with the first quarterly increment having vested on November 1, 2010. Mr. Lunsford has not exercised any vested options.

(4)
Mr. Lunsford was awarded options, under the terms of his amended employment agreement, dated as of July 17, 2011, to purchase up to 120,000 shares of our Common Stock at an exercise price of $9.63 per share. The options vest in twelve equal quarterly increments over three years, with the first increment having vested on October 17, 2011. Mr. Lunsford has not exercised any vested options.

(5)
Mr. Plumer was awarded two different option grants under the terms of his amended employment agreement, dated as of January 5, 2011. The first option is to purchase up to 300,000 shares of our Common Stock at an exercise price of $3.00 per share. Such option vests in eight equal increments over two years, with two increments vesting immediately. The second option is to purchase up to 517,000 shares of our Common Stock at an exercise price of $0.01 per share. Such option vested immediately.

Options Exercised and Stock Vested During the Fiscal Year

        The following table sets forth certain information concerning the exercise of stock options during the year ended December 31, 2011 by our named executive officers:

Name	Number of Shares Acquired on Exercise (#)		Value Realized on Exercise ($)
John C. Textor	839,105	(1)	$5,588,439

(1)
Mr. Textor personally guaranteed repayment of a loan to us and received options to purchase up to 839,105 shares of our Common Stock with an exercise price of $0.01. All options were subject to immediate vesting and were exercised by Mr. Textor at various times during the first quarter of 2011. Fair market value per share on the dates of exercise was $6.67 per share.

Pension Benefits and Nonqualified Deferred Compensation

        We have not provided, and do not currently provide, any form of post-retirement benefits to our employees or any of the named executive officers. In addition, we have never had, and currently do not have, any nonqualified deferred compensation plans in place.

Employment Agreements

        John C. Textor.    On July 27, 2009, we entered into a three-year executive employment agreement with Mr. Textor. The agreement contains an automatic fourth year option determined on the second anniversary date of his employment, unless either party notifies the other in writing of its desire not to extend. No such notification was received by either party and accordingly the agreement is extended to include a fourth year. The agreement provides for an annual base salary of $500,000, subject to a minimum increase of 7% annually over the prior year's base salary, provided that any additional amount shall be determined in the sole discretion of our Board of Directors. Mr. Textor is also entitled to an annual non-discretionary bonus of 20% of base salary, payable in cash, and any additional amount determined in the sole discretion of our Board of Directors. The agreement also provides for 20 days of paid vacation per year, a paid sabbatical of six weeks upon completion of five years of service, reimbursement of reasonable business expenses and participation in such other benefits programs as are provided to our executive officers generally.

        Mr. Textor's executive employment agreement is terminable by: (i) the employee's death or permanent disability, (ii) us at any time with "cause" (as such is defined in the employment agreement), immediately or "delayed" (as such is defined in the employment agreement) as determined by us and by written notice to Mr. Textor, (iii) Mr. Textor by written notice, if we breach any material covenant in the employment agreement and do not cure the breach within 30 days of receipt of such notice or (iv) Mr. Textor by written notice, if we assign any duties substantially inconsistent with those defined in the agreement and do not reassign appropriate duties within 45 days of receipt of such notice.

        On July 13, 2011, we entered into an amendment to the employment agreement with Mr. Textor, which extends the term of his original agreement until March 8, 2014, subject to certain termination rights, with an automatic one-year extension thereafter, unless either party notifies the other in writing of its desire not to extend. Pursuant to the amendment, Mr. Textor's annual base salary was raised to $750,000 effective as of the date of the amendment and he shall be eligible to receive up to 100% of such base salary in discretionary bonus based on our evaluation of certain performance-based criteria. Under the terms of the amendment, if we terminate Mr. Textor's employment other than for "cause"

(as such is defined in the employment agreement), we are obligated to pay Mr. Textor his accrued compensation through the date on which his employment is terminated and to continue to pay Mr. Textor his base salary for a period equal to 36 months following the termination of employment or such lesser period as is coextensive with the remainder of the term of the amended employment agreement, as extended, with such lesser period not to be fewer than 12 months. In addition, Mr. Textor was granted stock options to purchase 1,080,000 shares of our Common Stock at an exercise price of $9.63 per share, which options vest over three years in equal quarterly installments commencing on the date of the amendment. Pursuant to the amendment, Mr. Textor will receive producer credits on all films produced by us.

        Jonathan F. Teaford.    On March 8, 2009, we entered into a three-year executive employment agreement with Mr. Teaford. The agreement contained an automatic fourth year option determined on the second anniversary date of his employment, unless either party notified the other in writing of its desire not to extend. No such notification was received by either party and accordingly the agreement was extended to include a fourth year. The agreement provided for an annual base salary of $300,000, subject to a minimum increase of 7% annually over the prior year's base salary. Mr. Teaford was also entitled to an annual non-discretionary bonus of 20% of base salary, payable in cash, and any additional amount determined in the sole discretion of our Board of Directors.

        On July 13, 2011, we entered into an amendment to the employment agreement with Mr. Teaford, pursuant to which his annual base salary was raised to $380,000 upon the completion of the our initial public offering. In addition, he was granted stock options to purchase 300,000 shares of our Common Stock at an exercise price of $9.63 per share, which options vest over three years in equal quarterly installments commencing on the date of the amendment.

        Effective as of February 22, 2012, Mr. Teaford resigned from his position as our Chief Financial Officer in order to become Chief Executive Officer of DDI. In connection with these changes in Mr. Teaford's employment responsibilities, Mr. Teaford's employment agreement with us was terminated, and Mr. Teaford and DDI entered into an oral employment agreement effective as of February 22, 2012, which is currently in the process of being memorialized as a written agreement. Under the terms of his employment agreement with DDI, Mr. Teaford is to receive an annual base salary of $380,000, subject to annual minimum increases of 7% over the prior year's base salary, with the first such annual increase having occurred on March 8, 2012, provided that any additional increase shall be determined in the sole discretion of DDI's board of directors (or the compensation committee thereof). Mr. Teaford will also be entitled to an annual non-discretionary bonus of 20% of his then-applicable base salary, payable in cash, and any additional amount determined in the discretion of DDI's board of directors (or the compensation committee thereof) based upon Mr. Teaford's achievement of certain mutually agreed objectives and goals and/or Mr. Teaford's contribution to the success of DDI's financial and business objectives and goals for the fiscal year with respect to which the annual bonus is calculated, as well as DDI's overall financial performance. The stock options granted under his prior employment agreement with us will continue to vest so long as he remains an employee of us, DDI or any of our affiliates.

        Mr. Teaford's employment agreement with DDI also provides for 20 days of paid vacation per year, reimbursement of Mr. Teaford's reasonable business expenses, and his participation in such other benefits programs as are provided to DDI's management employees generally.

        The initial term of the new employment agreement expires on March 8, 2013, unless terminated earlier in accordance with the termination provisions thereof. At the end of the initial term, the agreement automatically renews for successive one-year renewal periods, subject to the termination and severance provisions thereof. The agreement is terminable by: (i) Mr. Teaford's death or permanent disability, (ii) DDI, at any time with "cause" (as such term is defined in the employment agreement), subject to Mr. Teaford's right to cure in certain circumstances, (iii) Mr. Teaford, if DDI materially breaches any material covenant in the agreement and does not cure the breach, if capable of cure, within 30 days after written demand of cure is given by Mr. Teaford to DDI, (iv) Mr. Teaford, if DDI assigns him any duties substantially inconsistent with those defined in the employment agreement and does not reassign appropriate duties within 45 days of its receipt of written notice from Mr. Teaford of his belief that he has been assigned such substantially inconsistent duties, or (v) Mr. Teaford, within 12 months after a "change in control" (as such term is defined in the employment agreement) of DDI. If DDI elects to terminate Mr. Teaford without "cause", or if Mr. Teaford exercises his right to terminate the employment agreement as described in clauses (iii), (iv) or (v) of the preceding sentence, he will be entitled to receive all unpaid accrued compensation (defined as base salary plus a pro-rata portion of Mr. Teaford's minimum annual bonus) through the date on which his employment is terminated and severance payments equal to 12 months of his base salary, paid in accordance with DDI's normal payroll practices.

        Edwin C. Lunsford, III.    On July 29, 2010, we entered into an employment agreement with Mr. Lunsford. The agreement shall continue in effect until it is terminated by either party as discussed below. The agreement provides for an annual base salary of $250,000, subject to a minimum increase of 7% annually over the prior year's base salary, provided that any additional amount shall be determined in the sole discretion of our Board of Directors. Mr. Lunsford is also entitled to an annual non-discretionary bonus of 20% of base salary, payable in cash, and any additional amount up to 60% of base salary determined in the sole discretion of our Board of Directors. The agreement also provides for 20 days of paid vacation per year, reimbursement of reasonable business expenses and participation in such other benefits programs as are provided to our executive officers generally. Additionally, Mr. Lunsford received options to purchase 280,000 shares of our Common Stock at an exercise price of $4.50 per share. The options vest in eight equal quarterly installments over the first two years of the agreement, with the first installment having vested on November 1, 2010. Upon any "change in control" (as such is defined in the employment agreement), any unvested options become immediately vested. If a change of control occurs during the term of Mr. Lunsford's employment, a cash bonus of $400,000 will be payable in two equal annual installments on the first and second anniversaries of the closing date of any such change in control. See "—Compensation of Executive Officers—Potential Payments upon Termination or Change in Control."

        Mr. Lunsford's executive employment agreement is terminable by: (i) the employee's death or permanent disability, (ii) us at any time with "cause" (as such is defined in the employment agreement), immediately or "delayed" (as such is defined in the employment agreement) as determined by us and by written notice to Mr. Lunsford, (iii) Mr. Lunsford by written notice, if we breach any material covenant in the employment agreement and do not cure the breach within 30 days of receipt of such notice, (iv) Mr. Lunsford by written notice, if we assign any duties substantially inconsistent with those defined in the agreement and do not reassign appropriate duties within 30 days of receipt of such notice, (v) Mr. Lunsford by written notice, upon a change of control, (vi) Mr. Lunsford by written notice, upon a "constructive discharge" (as such is defined in the employment agreement) or (vii) Mr. Lunsford by written notice, if we relocate more than 50 miles from Mr. Lunsford's home. If we elect to terminate Mr. Lunsford without cause, he will be entitled to receive severance payments of 12 months of salary.

        On July 13, 2011, we entered into an amendment to the employment agreement with Mr. Lunsford, pursuant to which his annual base salary increased to $350,000 upon the completion of our initial public offering. In addition, he was granted stock options to purchase 120,000 shares of our Common Stock at an exercise price of $9.63 per share, which options vest over three years in equal quarterly installments commencing three months after the date of the amendment.

        Ed J. Ulbrich.    Mr. Ulbrich currently does not have an employment agreement with us.

        Jody R. Madden.    On September 30, 2011, we entered into a one-year executive employment agreement with Ms. Madden. The agreement contains an automatic second year option determined on the first anniversary date of her employment, unless, 90 days prior such anniversary, either party notifies the other in writing of its desire not to extend. The agreement provides for an annual base salary of $400,000. Ms. Madden is also entitled to an annual discretionary bonus determined in the sole discretion of our Board of Directors. Pursuant to the terms of the employment agreement, following the consummation of our initial public offering, Ms. Madden also became eligible to receive stock options with the number of options awarded commensurate with her seniority with us. No such stock options have been granted to Ms. Madden at this time. The agreement also provides for 20 days of paid vacation per year, reimbursement of reasonable business expenses and participation in such other benefits programs as are provided to our executive officers generally.

        Ms. Madden's executive employment agreement is terminable by: (i) the employee's death or permanent disability, (ii) us at any time with "cause" (as such is defined in the employment agreement), immediately or "delayed" (as such is defined in the employment agreement) as determined by us and by written notice to Ms. Madden, (iii) Ms. Madden by written notice, if we breach any material covenant in the employment agreement and do not cure the breach within 30 days of receipt of such notice or (iv) Ms. Madden by written notice, if we assign any duties substantially inconsistent with those defined in the agreement and do not reassign appropriate duties within 45 days of receipt of such notice. If we elect to terminate Ms. Madden without cause, she will be entitled to receive severance payments for the lesser of six months following her termination or the remainder of the term of the employment agreement.

        John M. Nichols.    Effective February 22, 2012, we entered into a three-year executive employment agreement with Mr. Nichols. The agreement provides for an annual base salary of $380,000, subject to a minimum increase of 4% annually over the prior year's base salary, provided that any additional amount shall be determined in the sole discretion of our Board of Directors. Mr. Nichols is also entitled to an annual non-discretionary bonus of 25% of base salary, payable in cash, and any additional amount determined in the sole discretion of our Board of Directors. The agreement also provides for reimbursement of relocation costs, temporary housing assistance for up to 90 days, 20 days of paid vacation per year, reimbursement of reasonable business expenses and participation in such other benefits programs as are provided to our executive officers generally.

        Mr. Nichols' executive employment agreement is terminable by: (i) the employee's death or permanent disability, (ii) us at any time with "cause" (as such is defined in the employment agreement), immediately or "delayed" (as such is defined in the employment agreement) as determined by us and by written notice to Mr. Nichols, (iii) Mr. Nichols by written notice, if we breach any material covenant in the employment agreement and do not cure the breach within 30 days of receipt of such notice, (iv) Mr. Nichols by written notice, if we assign any duties substantially inconsistent with those defined in the agreement and do not reassign appropriate duties within 45 days of receipt of such notice or (v) Mr. Nichols, within 12 months after a "change in control" (as such term is defined in the employment agreement) of us. If we elect to terminate Mr. Nichols without cause, he will be entitled to receive severance payments of up to 24 months of salary.

Potential Payments upon Termination or Change in Control

        The following table sets forth potential amounts payable to our named executive officers pursuant to their respective employment agreements as severance payments in the event of a termination other than "for cause" (as defined in such agreements) and upon a termination following a change in control of our company. The table below reflects the estimated amounts payable to our named executive officers assuming their employment was terminated on December 31, 2011.

Name and Principal Position	Benefit	Termination for Other Than Change in Control(1)		Termination Following a Change in Control
John C. Textor,	Base Salary	$1,629,808	(2)	$1,629,808
Principal Executive Officer	Bonus	150,000	(3)	150,000
	Benefits Continuation	—		—

	Total Value	$1,779,808		$1,779,808

Jonathan F. Teaford,	Base Salary	$450,373	(2)	$450,373
Chief Financial Officer	Bonus	152,000	(3)	152,000
	Benefits Continuation	—		—

	Total Value	$602,373		$602,373

Ed J. Ulbrich,	Base Salary	—		—
Chief Creative Officer	Bonus	—		—
	Benefits Continuation	—		—

	Total Value	—		—

Edwin C. Lunsford, III,	Base Salary	$350,000	(2)	$350,000
Senior Vice President, General Counsel and	Bonus	140,000	(3)	540,000	(4)
Secretary	Benefits Continuation	—		—

	Total Value	$490,000		$890,000

Jody R. Madden,	Base Salary	$200,000	(2)	$200,000
Senior Vice President of Global Studio	Bonus	—		—
Operations	Benefits Continuation	—		—

	Total Value	$200,000		$200,000

Darin K. Grant,	Base Salary	$150,000	(2)	$150,000
Chief Technology Officer	Bonus	—		—
	Benefits Continuation	—		—

	Total Value	$150,000		$150,000

(1)
Estimated value if the named executive's employment agreement had been terminated as of December 31, 2011.

(2)
Amount represents the named executive officer's remaining base salary due under his or her respective employment agreement following termination.

(3)
Amount represents the named executive officer's bonus for 2011 paid in 2012 under the terms of his respective employment agreement.

(4)
Under the terms of Mr. Lunsford's employment agreement, upon the consummation of a "change of control" (as defined therein), he is entitled to receive $400,000 in two equal annual payments. In addition, all options to purchase 280,000 shares of our Common Stock at an exercise price of

  $4.50 per share, which were granted to Mr. Lunsford on July 29, 2010, unvested at the time of such a "change of control" shall immediately vest.

  Compensation of Directors

          The following table presents certain summary information for the fiscal years ended December 31, 2011 concerning compensation earned for services rendered in all capacities to us and our subsidiaries during such periods by our directors.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Kevin C. Ambler	$6,750	$557,429	(1)	$564,179
Jeffrey W. Lunsford	5,500	666,305	(2)	671,805
Casey L. Cummings	8,625	557,429	(3)	566,054
Kaeil Isaza Tuzman	6,750	557,429	(4)	564,179
John W. Kluge, Jr.	5,500	311,732	(5)	317,232

(1)
Mr. Ambler was awarded options, upon joining our Board of Directors, to purchase up to an aggregate of 150,000 shares of our Common Stock at an exercise price of $8.50 per share. The options vest in eight quarterly increments over two years beginning on February 21, 2012.

(2)
Mr. Lunsford was previously awarded stock as a member of our Advisory Board to purchase up to an aggregate of 150,000 shares of our Common Stock at an exercise price of $3.00 per share. The options vest in eight quarterly increments over two years beginning on April 11, 2011.

(3)
Mr. Cummings was awarded options, upon joining our Board of Directors, to purchase up to an aggregate of 150,000 shares of our Common Stock at an exercise price of $8.50 per share. The options vest in eight quarterly increments over two years beginning on February 21, 2012.

(4)
Mr. Tuzman was awarded options, upon joining our Board of Directors, to purchase up to an aggregate of 150,000 shares of our Common Stock at an exercise price of $8.50 per share. The options vest in eight quarterly increments over two years beginning on February 21, 2012.

(5)
Mr. Kluge was previously awarded stock as a member of our Advisory Board to purchase up to an aggregate of 150,000 shares of our Common Stock at an exercise price of $3.00 per share. The options vest in eight quarterly increments over two years beginning on March 1, 2011.

Indemnification Agreements and Director and Officer Insurance

        We have entered into written agreements to indemnify our directors and executive officers. We believe that these agreements are necessary to attract and retain qualified persons as directors and executive officers. Our directors and officers are also insured against certain losses from potential third-party claims for which we are legally or financially unable to indemnify them. We self-insure with respect to potential third-party claims that create a direct liability to such third party or an indemnification duty on our part. Our amended and restated articles of incorporation as currently in effect contain provisions that limit the liability of our directors and officers.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

        The following table sets forth the securities authorized for issuance under equity compensation plans approved by our shareholders and other equity compensation plans for the year ended December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by shareholders(1)	5,606,178	$5.78	6,054,717
Equity compensation plans not approved by shareholders(2)	1,404,358	$9.63	—

(1)
Our 2010 Stock Plan allows for the issuance of up to 11,660,895 options to purchase shares of our Common Stock to officers, directors, employees and consultants.

(2)
Warrants to purchase an aggregate of 1,404,358 shares of our Common Stock have been issued to various consultants under advisory service agreements entered into in 2011. These warrants have an average exercise price of $9.63 per share and generally have a contractual life of two years from the date of the agreements.

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information about beneficial ownership of our Common Stock as of March 29, 2012 (unless otherwise noted) by (i) each shareholder that has indicated in public filings that the shareholder beneficially owns more than five percent of our Common Stock, (ii) each of our directors and named executive officers and (iii) all directors and executive officers as a group. Except as otherwise noted, each person listed below, either alone or together with members of the person's family sharing the same household, had, to our knowledge, sole voting and investment power with respect to the shares listed next to the person's name.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Executive Officers and Directors
John C. Textor(2)	10,379,670	25.1%
Jonathan F. Teaford(3)	2,392,146	5.8%
John M. Nichols(4)	25,000	*
Edwin C. Lunsford, III(5)	232,000	*
Jody R. Madden	—	*
Darin K. Grant	—	*
Cliff A. Plumer(6)	742,000	1.8%
Ed J. Ulbrich(7)	65,000	*
Jeffrey W. Lunsford(8)	93,750	*
Kevin C. Ambler(9)	18,750	*
Casey L. Cummings(10)	18,750	*
John W. Kluge, Jr.(11)	93,750	*
Kaleil Isaza Tuzman(12)	18,750	*

All directors and executive officers as a group (13 persons)	14,079,566	32.9%
5% Shareholders
PBC GP III, LLC(12)	16,497,383	40.2%
Comvest Capital II, LP(13)	3,192,168	7.2%

*
Beneficial ownership percentage is less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of our Common Stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days after March 29, 2012, are deemed outstanding, while the shares are not deemed outstanding for purposes of computing percentage ownership of any other person. Except as otherwise indicated, and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of our Common Stock held by them. Applicable percentage ownership is based on 41,054,124 shares of our Common Stock outstanding as of March 29, 2012.

(2)
Consists of (i) 9,645,838 shares of our Common Stock, (ii) 360,000 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012 and (iii) 373,832 shares of our Common Stock held by Wyndcrest DD Investment Holdings, LLC. The managing member of Wyndcrest DD Investment Holdings, LLC is Wyndcrest Holdings, LLC, and the managing member of Wyndcrest Holdings, LLC is Textor Ventures, Inc. Mr. Textor, as the president and sole director of Textor Ventures, Inc., holds voting power and investment power over the shares of our Common Stock beneficially owned by Wyndcrest DD Investment Holdings, LLC and disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein.

(3)
Consists of (i) 2,292,146 shares of our Common Stock held by Elk River Investments, LLLP, an entity wholly owned by Mr. Teaford and his wife, and (ii) 100,000 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012.

(4)
Consists of (i) 25,000 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012.

(5)
Consists of (i) 2,000 shares of our Common Stock and (ii) 230,000 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012.

(6)
Consists of 742,000 shares of our Common Stock underlying options that are exercisable within 60 days of March 30, 2012. Mr. Plumer was Chief Executive Officer of Digital Domain until October 2011; since his resignation from such position, he continued to serve us as Production and Studio Development Executive Advisor until February 2012.

(7)
Consists of 65,000 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012.

(8)
Consists of 93,750 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012.

(9)
Consists of 18,750 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012.

(10)
Consists of 18,750 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012.

(11)
Consists of 93,750 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012.

(12)
Consists of 18,750 shares of our Common Stock underlying options that are exercisable within 60 days of March 29, 2012.

(13)
PBC GP III, LLC is the sole manager of each of PBC Digital Holdings, LLC, PBC Digital Holdings II, LLC, PBC MGPEF DDH, LLC and PBC DDH Warrants, LLC. PBC GP III, LLC is managed by a Board of Managers consisting of Nathan Ward, Shaun McGruder, Michael Schmickle and James Harpel and all decisions require a vote of 66 2/3% of the members of the Board of Managers. The shares attributed to PBC GP III, LLC in the table consist of (i) an aggregate of 8,038,340 shares of our Common Stock beneficially owned by PBC Digital Holdings, LLC, (ii) an aggregate of 3,054,057 shares of our Common Stock beneficially owned by PBC Digital Holdings II, LLC, (iii) an aggregate of 4,734,575 shares of our Common Stock beneficially owned by PBC MGPEF DDH, LLC and (iv) an aggregate of 670,411 shares of our Common Stock beneficially owned by PBC DDH Warrants, LLC. PBC GP III, LLC disclaims beneficial ownership of all of the shares of our Common Stock, beneficially owned by these four holders of our securities. The business address for each of PBC GP III, LLC, PBC Digital Holdings, LLC, PBC Digital Holdings II, LLC, PBC MGPEF DDH, LLC and PBC DDH Warrants, LLC is 505 S. Flagler Drive, Suite 1400, West Palm Beach, Florida 33401.

(14)
Consists of (i) immediately exercisable warrants to purchase 419,354 shares of our Common Stock and (ii) 2,772,814 shares of our Common Stock underlying immediately convertible debt. The general partner of Comvest Capital II, L.P. is ComVest Capital II Partners L.P., and the general partner of ComVest Capital II Partners L.P. is ComVest Capital II Partners UGP, LLC. Robert O'Sullivan is the managing partner of ComVest Capital II Partners UGP, LLC. Mr. O'Sullivan holds investment and voting power over our securities held by Comvest Capital II, L.P. and disclaims beneficial ownership of such securities except to the extent of any pecuniary interest therein. The address for Comvest Capital II, L.P. is CityPlace Tower, 525 Okeechobee Blvd. Suite 1050, West Palm Beach, Florida 33401.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

Employment Agreements

        We have entered into employment agreements with certain of our executive officers. For more information regarding these agreements, see "Item 11. Executive Compensation—Compensation of Executive Officers—Employment Agreements."

Other Related Party Transactions

        In 2010, John C. Textor, our Chief Executive Officer and Chairman of our Board of Directors, personally guaranteed repayment of a loan to us and received options to purchase up to an aggregate of 839,105 shares of our Common Stock at an exercise price of $0.01 per share. All such options were subject to immediate vesting and were exercised by Mr. Textor at various times during the first quarter of 2011. Fair market value per share on the dates of exercise was $6.67 per share with an aggregate realized value of $5,588,439.

        In January 2011, we issued to Cliff A. Plumer, the former Chief Executive Officer of Digital Domain, options to purchase up to an aggregate of 817,000 shares of our Common Stock. For more information regarding these options, see "Item 11. Executive Compensation—Equity-Based Compensation."

        In June 2011, Mr. Textor was granted options to purchase up to a maximum of 1,500,000 shares of Digital Domain common stock at an exercise price of $0.001 per share, which options vested immediately, in recognition of his services to Digital Domain as the chairman of its board of directors. Also in June 2011, he exercised these options, and we recognized $2.5 million in stock compensation expense therefor. In July 2011, Mr. Textor transferred 1,500,000 shares of Digital Domain common stock to us in exchange for the issuance to him of 934,580 shares of our Common Stock. In connection with such exchange, we recognized $6.5 million in stock compensation expense. Additionally, in July 2011, Wyndcrest DD Investment Holdings LLC, an entity over which Mr. Textor holds sole investment and voting power, transferred 600,000 additional shares of Digital Domain common stock to us in exchange for the issuance to it of 373,832 shares of our Common Stock. In connection with such exchange, we recognized $2.6 million in stock compensation expense.

        In July 2011, Jonathan F. Teaford, formerly our Chief Financial Officer and currently the Chief Executive Officer of DDI and a member of our Board of Directors, transferred 650,000 shares of Digital Domain common stock to us in exchange for the issuance to him of 404,984 shares of our Common Stock. In connection with the exchange, we recognized $2.8 million in stock compensation expense.

        In September 2011, Daniel C. Marino, Jr., who was the beneficial owner of more than five percent of the outstanding shares of our Common Stock until the consummation of our initial public offering, exchanged 350,000 shares of Digital Domain common stock held by him for 218,069 shares of our Common Stock. In connection with the exchange, we recognized $6.5 million in stock compensation expense.

        In November 2011, as part of our initial public offering, Mr. Textor and Mr. Teaford purchased 1,176,471 and 58,825 shares of our Common Stock, respectively, at an aggregate purchase price of $10.0 million and $0.5 million, respectively.

Review and Approval of Transactions with Related Persons

        Any future transactions between us and our executive officers, directors and affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions will be subject to prior approval by our Audit Committee. The Audit Committee will review all known relationships and transactions in which we and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest therein. As required under SEC rules, such transactions that are determined to be directly or indirectly material to us or a related party will be disclosed in our proxy statements filed with the SEC. In the course of its review and approval process, the Audit Committee will consider, with the assistance of outside legal counsel to the extent deemed appropriate:

  •
  the nature of the related party's interest in the transaction;

  •
  the material terms of the transaction, including the amount involved and type of transaction;

  •
  the importance of the transaction to the related party and to us;

  •
  whether the transaction would impair the ability of a director or executive officer to act in the best interests of us and our shareholders; and

  •
  any other factors the Audit Committee deems appropriate.

Director Independence

        Under Rules 303A.00 and 303A.01 of the NYSE, a majority of a listed company's board of directors must be comprised of independent directors within one year of listing. In addition, these rules require that, subject to phase-in periods for compliance, each member of a listed company's audit, compensation and nominating committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. Under Rule 303A.02 of the NYSE, a director will only qualify as an "independent director" if, in the opinion of the listed company's board of directors, that person does not have a material relationship with the listed company, either directly or as a partner, shareholder or officer of an organization that has a relationship with the listed company.

        Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that none of Messrs. Ambler, Cummings, Isaza Tuzman or Kluge, representing four of the seven members of our Board of Directors, has a material relationship with us, and that each of these directors is "independent" as that term is defined under Rule 303A.02 of the NYSE. Our Board of Directors also determined that a majority of the directors who comprise our Audit Committee, Nominating Committee, and Compensation Committee collectively satisfy the applicable independence standards for membership on such committees established by Rule 10A-3 under the Exchange Act the SEC and the NYSE. In making such determination, our Board of Directors considered the relationships that each such non-employee director has with us and all other facts and circumstances our Board of Directors deemed relevant in determining his independence. Each member of each such committee who is not "independent" as determined by our Board of Directors has agreed to resign prior to the first anniversary of such consummation, whereupon one new independent director will be appointed to each such committee in his place. Mr. Lunsford, who serves as chairman of our Compensation Committee of the Board of Directors and a member of our Nominating Committee of the Board of Directors, is the only director who currently serves as a member of any committee and is not independent.

Item 14.    Principal Accounting Fees and Services

Fees Paid to SingerLewak LLP

        Fees related to the 2011 fiscal year payable to SingerLewak LLP for professional services rendered to us and our subsidiaries were:

	Years ended December 31,
	2011	2010
Audit fees	$2,135,490	$372,875
Audit related fees	—	—
Tax fees	14,275	—
All other fees	—	—

	$2,149,765	$372,875

Audit Fees

        Audit fees were approximately $2.1 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. These fees related to professional services rendered by SingerLewak LLP for the audit of our consolidated financial statements, for the review of the unaudited interim consolidated financial statements and for services normally provided by our independent registered public accounting firm in connection with statutory or regulatory filings or engagements, including reviews of registration statements and other IPO-related fees.

Audit-Related Fees

        There were no audit-related fees for the years ended December 31, 2011 and 2010, respectively.

Tax Fees

        Tax fees, which were approximately $0.1 million and $nil for the years ended December 31, 2011 and 2010, respectively, related to services for tax advice.

All Other Fees

        There were no other fees paid to SingerLewak for the years ended December 31, 2011 and 2010, respectively.

Audit Committee Pre-Approval Procedures

        The Audit Committee charter provides that the Audit Committee preapproves all audit and permitted non-audit services provided by the independent public registered accounting firm, subject to a "de minimis" exception provided by law for limited services that meet specified conditions and that are approved by the Audit Committee prior to completion of the audit. In addition, the Audit Committee charter provides that the Audit Committee may delegate the authority to preapprove audit and permitted non-audit services to a subcommittee consisting of one or more members of the Audit Committee, provided that any such preapprovals are presented to the full committee at its next scheduled meeting. The Audit Committee did not delegate this authority to any member of the committee in 2011.

PART IV

Item 15.    Exhibits and Report

(a)
The following documents are filed as part of this Annual Report:

(1)
Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
  (2)
  Financial Statement Schedules:

        The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto.

  (3)
  Exhibits:

  See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Digital Domain Media Group, Inc.
Date: March 30, 2012	By:	/s/ JOHN C. TEXTOR John C. Textor Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Date: March 30, 2012	By:	/s/ JOHN M. NICHOLS John M. Nichols Chief Financial Officer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit No.	Filing Date
3.1		Amended and Restated Articles of Incorporation of the Company	S-1	333-74248	3.1	September 20, 2011

3.2		Form of Amended and Restated Bylaws of the Company	S-1	333-74248	3.2	November 4, 2011

4.1		Form of Certificate of the Company's Common Stock	S-1	333-74248	4.1	November 10, 2011

10.1	*	2006 General Common Stock Equity Plan of Digital Domain	S-1	333-74248	10.1	July 1, 2011

10.2	*	2010 Stock Plan of the Company	S-1	333-74248	10.2	July 1, 2011

10.3		Form of Indemnification Agreement for directors and officers	S-1	333-74248	10.3	November 4, 2011

10.4		Grant Fund Agreement, dated as of June 30, 2009, between the State of Florida, Executive Office of the Governor's Office of Tourism, Trade and Economic Development and the Company	S-1	333-74248	10.4	July 1, 2011

10.5		Trust Agreement, dated as of September 16, 2009, among the Company, the State of Florida, Office of Tourism, Trade and Economic Development, and the State Board of Administration of Florida, as Trustee	S-1	333-74248	10.5	July 1, 2011

10.6		Grant Agreement, dated as of November 25, 2009, between the City of Port St. Lucie and the Company	S-1	333-74248	10.6	July 20, 2011

10.7		First Amendment to Grant Agreement, dated as of February 22, 2010, between the City of Port St. Lucie and the Company	S-1	333-74248	10.7	July 20, 2011

10.8		Amended and Restated Capital Lease Agreement, dated as of April 8, 2010, between the City of Port St. Lucie and the Company	S-1	333-74248	10.8	July 1, 2011

10.9		Development Agreement, dated as of November 1, 2010, between West Palm Beach Community Redevelopment Agency and the Company	S-1	333-74248	10.9	July 1, 2011

10.10		Grant Agreement, dated as of November 1, 2010, between West Palm Beach Community Redevelopment Agency and the Company	S-1	333-74248	10.10	July 1, 2011

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.11	Village Center Lease Agreement, dated as of December 10, 2009, between Tradition Village Center, LLC and the Company	S-1	333-74248	10.11	July 1, 2011

10.12	Lease Agreement, dated as of June 10, 2010, between District Board of Trustees of Indian River State College and the Company	S-1	333-74248	10.12	July 1, 2011

10.13	Lease Agreement, dated as of November 23, 2010, between Liberty Healthcare Group, Inc. and the Company	S-1	333-74248	10.13	July 1, 2011

10.14	Second License and Service Provisions Addendum, dated December 15, 2008, between CRG West 900 Alameda L.L.C and Digital Domain Productions, Inc.	S-1	333-74248	10.14	July 1, 2011

10.15	Commercial Lease, dated as of July 12, 1993, between The Richlar Partnership and Digital Domain Productions, Inc.	S-1	333-74248	10.15	July 1, 2011

10.16	Sublease, dated as of December 31, 2010, by and between Google, Inc. and Digital Domain Productions, Inc.	S-1	333-74248	10.16	July 1, 2011

10.17	Sublease, dated as of December 19, 2009, between Rainmaker Entertainment, Inc. and Digital Domain Productions (Vancouver), Ltd.	S-1	333-74248	10.17	July 1, 2011

10.18	Lease Assignment and Assumption, dated as of October 1, 2010, between Gribble Entertainment, Inc. and Digital Domain Productions, Inc.	S-1	333-74248	10.18	July 1, 2011

10.19	Affiliation Agreement, dated April 15, 2011, between The Florida State University Board of Trustees and the Company.	S-1	333-74248	10.29	July 1, 2011

10.20	Consulting Agreement, dated as of June 1, 2010, between Digital Domain and the Company	S-1	333-74248	10.30	July 1, 2011

10.21	Trademark License Agreement, dated of as June 1, 2010, between Digital Domain Productions, Inc. and the Company	S-1	333-74248	10.31	July 1, 2011

10.22	Promissory Note, dated as of November 24, 2010, between Digital Domain, as Borrower, and the Company, as Lender	S-1	333-74248	10.32	July 1, 2011

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.23		Agreement for Purchase and Sale, dated April 23, 2010, between Tradition Outlet, LLC and DDH Land Holdings, LLC	S-1	333-74248	10.33	July 1, 2011

10.24		Asset Purchase Agreement, dated November 22, 2010, among DD3D, Inc., the Company, In-Three, Inc., and certain selling shareholders of In-Three, Inc.	S-1	333-74248	10.34	July 1, 2011

10.25		Form of Stock Purchase Agreement between the Company and certain private investors used in 2011 private placement	S-1	333-74248	10.35	July 1, 2011

10.26		Form of Warrant issued by the Company to certain private investors in connection with the 2011 private placement	S-1	333-74248	10.36	July 1, 2011

10.27	*	Employment Agreement, dated July 27, 2009, between the Company and John C. Textor	S-1	333-74248	10.38	July 1, 2011

10.28		Credit Agreement, dated as of June 30, 2011, among the Company, Comvest Capital II, LP as Initial Lender, and Comvest Capital II, LP, as the Administrative Agent	S-1	333-74248	10.40	July 20, 2011

10.29		First Amendment to Second Amended and Restated Loan Agreement and Agreement, dated as of June 30, 2011, among, the Company, Comvest Capital II, LP, PBC Digital Holdings, LLC, and PBC MGPEF DDH, LLC	S-1	333-74248	10.41	July 20, 2011

10.30		Warrant Purchase Agreement, dated as of June 30, 2011, between the Company and Comvest Capital II, LP	S-1	333-74248	10.42	July 20, 2011

10.31		Comvest Promissory Note, dated as of June 30, 2011, issued by the Company to Comvest Capital II, LP	S-1	333-74248	10.43	July 20, 2011

10.32		Revolving Note, dated as of June 30, 2011, issued by the Company to Comvest Capital II, LP	S-1	333-74248	10.44	July 20, 2011

10.33		Convertible Note Due June 30, 2016, dated as of June 30, 2011, issued by the Company to Comvest Capital II, LP	S-1	333-74248	10.45	July 20, 2011

10.34		Warrant, dated as of June 30, 2011, issued by the Company to Comvest Capital II, LP	S-1	333-74248	10.46	July 20, 2011

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.35	*	Employment Agreement, dated as of July 29, 2010, between the Company and Edwin C. Lunsford, III	S-1	333-74248	10.47	July 20, 2011

10.36	#	Joint Marketing and Production VFX Services Agreement, dated as of July 8, 2011, between RelianceMediaWorks Limited and Digital Domain Productions, Inc.	S-1	333-74248	10.48	September 20, 2011

10.37	*	First Amendment to Employment Agreement, dated as of July 13, 2011, between the Company and John. C. Textor	S-1	333-74248	10.49	July 20, 2011

10.38	*	First Amendment to Employment Agreement, dated as of July 13, 2011, between the Company and Edwin C. Lunsford, III	S-1	333-74248	10.51	July 20, 2011

10.39		License and Service Agreement, dated October 15, 2007, between TCG/EURIS ALAMEDA, L.P. and Digital Domain Productions, Inc.	S-1	333-74248	10.52	July 20, 2011

10.40		License and Service Provisions Addendum, dated October 15, 2007, between TCG/EURIS ALAMEDA, L.P. and Digital Domain Productions, Inc.	S-1	333-74248	10.53	July 20, 2011

10.41		Office Lease, dated as of August 2, 2011, between CA-Larkspur Landing Office Park Limited Partnership and Digital Domain Productions, Inc.	S-1	333-74248	10.54	August 12, 2011

10.42		Form of Stock Purchase Agreement between Digital Domain Institute, Inc. and certain investors used in the 2011 Digital Domain Institute, Inc. private placement	S-1	333-74248	10.55	August 12, 2011

10.43		Form of Share Exchange Option Agreement among the Company, Digital Domain Institute, Inc. and certain investors used in the 2011 Digital Domain Institute, Inc. private placement	S-1	333-74248	10.56	August 12, 2011

10.44	*	Employment Agreement, dated as of September 30, 2011, between Digital Domain and Jody Madden	S-1	333-74248	10.58	November 4, 2011

10.45	*	Employment Agreement, dated as of October 3, 2011, between the Company and Darin Grant	S-1	333-74248	10.59	November 4, 2011

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	File No.	Exhibit No.	Filing Date
10.46	*	First Amendment to Employment Agreement, dated as of October 14, 2011, among the Company, Digital Domain and Jody Madden	S-1	333-74248	10.60	November 4, 2011

10.47	*	Employment Agreement, dated as December 30, 2011, between the Company and John M. Nichols	8-K	001-35325	10.1	December 30, 2011

21.1		List of Subsidiaries of the Company

31.1		Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2		Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1		Certification of Principal Executive Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

32.2		Certification of Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	†	XBRL Instance Document

101.SCH	†	XBRL Taxonomy Extension Schema Document

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document

*
Indicates a management contract or compensatory plan.

#
Portions have been granted confidential treatment by the SEC.

†
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.