Form 10-Q
period 2012-03-31
Digital Domain Media Group, Inc.
filed 2012-05-15
CIK 1490930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (. § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At May 10, 2012, there were 41,677,149 shares of Digital Domain Media Group, Inc.’s common stock outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industries in which we operate are subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Quarterly Report on Form 10-Q.

As used herein, “the “Company,” “we,” “our,” and similar terms refer to Digital Domain Media Group, Inc., unless the context indicates otherwise.

“Digital Domain” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

i

ii

Part I. Financial Information

Item 1. Financial Statements

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,452	$29,413
Cash, held in trust - short-term	2,490	2,449
Contracts and other receivable, net	9,893	3,110
Tax credits receivable	2,365	2,365
Prepaid expenses and other assets	4,500	5,335
Total current assets	21,700	42,672
Cash, held in trust - long-term	4,153	4,233
Restricted cash	71	71
Property and equipment - net	80,626	80,141
Trade name	15,410	15,410
Unpatented technology - net	19,459	20,106
Other intangible assets - net	6,889	7,105
Goodwill	18,081	18,081
Deferred debt issuance costs - net	2,363	3,022
Film inventory	21,341	6,925
Other assets	101	75
Total assets	$190,194	$197,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$22,316	$21,474
Advance payments and deferred revenue	11,121	8,442
Deferred grant revenue from governmental agencies, short-term	2,988	2,988
Deferred land grant revenue, short-term	525	525
Government lease obligation, short-term	4,382	3,399
Short-term convertible and other notes payable - net	6,182	17,612
Warrant and other debt-related liabilities, short-term	5,831	6,462
Earn out liability, short-term	494	400
Unearned revenue, short-term	395	361
Current portion of capital lease obligations	896	763
Total current liabilities	55,130	62,426
Capital lease obligations, net of current portion	390	530
Warrant and other debt-related liabilities	16,814	20,930
Deferred grant revenue from governmental agencies	11,050	9,547
Long-term convertible and other notes payable - net	18,126	455
Deferred income tax liability	6,189	6,189
Deferred revenue land grant, net of current portion	19,644	19,775
Earn out liability, net of current portion	2,131	2,774
Government lease obligation - net	34,787	36,155
Unearned revenue, net of current portion	3,082	3,172
Other long-term liabilities	3,083	—
Total liabilities	170,426	161,953

Commitments and contingencies

Convertible preferred stock, $0.01 par value, 25,000,000 shares authorized at March 31, 2012 and December 31, 2011, respectively; including Preferred Stock A series 100,000 designated, no shares issued or outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Stockholders’ equity:
Common stock, $0.01 par value at March 31, 2012 and December 31, 2011, respectively - 100,000,000 shares authorized, 41,553,702 and 39,515,326 shares issued, and 41,015,749 and 39,384,003 outstanding as of March 31, 2012 and December 31, 2011, respectively	406	396
Additional paid-in capital	216,553	213,651
Comprehensive income	71	34
Accumulated deficit	(198,634)	(183,802)
Treasury stock, at cost	(3,307)	(829)
Total stockholders’ equity before non-controlling interests	15,089	29,450
Non-controlling interests	4,679	6,438
Total stockholders’ equity	19,768	35,888
Total liabilities, preferred stock and stockholders’ equity	$190,194	$197,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Data)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Statements of Operations
Revenues:
Production revenues	$30,158	$37,904
Grant revenues from governmental agencies	878	653
Licensing revenue	90	—
Tuition revenue	15	—
Total revenues	31,141	38,557
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	32,922	30,922
Depreciation expense	3,631	2,870
Selling, general and administrative expenses	10,979	10,849
Amortization of intangible assets	863	863
Total costs and expenses	48,395	45,504
Operating loss	(17,254)	(6,947)
Other income (expenses):
Interest and finance (expense) credit:
Issuance of and changes in fair value of warrant and other debt-related liabilities	4,284	(28,965)
Amortization of discount and issuance costs on notes payable	(1,599)	(3,013)
Interest expense on notes payable	(670)	(502)
Interest expense on capital and governmental lease obligations	(670)	(318)
Other income (expense), net	353	1,067
Loss before income taxes	(15,556)	(38,678)
Income tax expense	9	250
Net loss before non-controlling interests	(15,565)	(38,928)
Net loss (income) attributable to non-controlling interests	733	(197)
Net loss attributable to common stockholders	$(14,832)	$(39,125)

Statements of Comprehensive Loss
Net loss attributable to common stockholders	$(14,832)	$(39,125)
Unrealized gain from foreign currency translation	37	63
Comprehensive loss	$(14,795)	$(39,062)

Weighted average number of common shares outstanding:
Basic	39,977,777	14,184,609
Diluted	42,839,565	14,184,609

Basic loss per share:
Loss before non-controlling interests	$(0.39)	$(2.75)
Net loss (income) attributable to non-controlling interests	0.02	(0.01)
Basic loss per share attributable to Common Stockholders	$(0.37)	$(2.76)

Diluted loss per share:
Loss before non-controlling interests	$(0.45)	$(2.75)
Net loss (income) attributable to non-controlling interest	0.02	(0.01)
Diluted loss per share attributable to Common Stockholders	$(0.43)	$(2.76)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss before non-controlling interests	$(15,565)	$(38,928)
Adjustments to reconcile net loss before non-controlling interests to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	4,494	3,733
Amortization of discount on and issuance costs of notes payable	1,599	3,013
Interest added to principal on notes payable	171	—
Changes related to fair value of warrant and other debt - related liabilities	(4,284)	28,965
Stock-based compensation	1,878	4,409
Interest on government obligations	(121)	19
Decrease in earn out liability	(549)	—
Changes in operating assets and liabilities:
Contracts receivable	(1,779)	(8,272)
Prepaid expenses and other assets	483	(1,149)
Film inventory	(14,415)	(322)
Accounts payable and accrued liabilities	2,305	(510)
Advance payments and deferred revenue	2,620	(8,080)
Deferred revenue from governmental entities	1,372	(584)
Unearned revenue	(57)	—
Net cash used in operating activities	(21,848)	(17,706)
Cash flows from investing activities:
Purchases of property and equipment	(2,889)	(3,727)
Changes in restricted cash	—	(5)
Net cash used in investing activities	(2,889)	(3,732)
Cash flows from financing activities:
Proceeds from sale of common stock	—	19,501
Proceeds from issuance of notes payable	3,000	—
Payments of stock issuance costs	—	(2,096)
Deferred offering costs paid	—	(756)
Repayments on notes payable	—	(554)
Payments on capital and governmental lease obligations	(2,037)	(434)
Payments of debt issuance costs	(50)	—
Purchase of treasury stock	(3,212)	—
Net cash provided by (used in) financing activities	(2,299)	15,661
Effect of exchange rates on cash and cash equivalents	75	84
Net decrease in cash and cash equivalents	(26,961)	(5,693)
Cash and cash equivalents at beginning of period	29,413	11,986
Cash and cash equivalents at end of period	$2,452	$6,293

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
Supplemental disclosure of cash flow information - cash paid during the period for:
Interest	$539	$501
Non-cash investing and financing activities:
Increase in debt from debt restructuring	2,380	—
Deferred offering costs included in accounts payable and accrued liabilities at period end	50	—
Purchase of property and equipment in accounts payable at period end	1,891	4,301
Purchase of property and equipment with assets held in trust	—	3,902
Amortization of discount on bond obligation	195	19
Bond interest capitalized to construction-in-progress	—	495
Shares issued from exchange of subsidiary shares	1,034	15

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. COMPANY BACKGROUND AND OVERVIEW

Description of Business — Digital Domain Media Group, Inc., formerly known as Digital Domain Holdings Corporation and Wyndcrest DD Florida, Inc., a Florida corporation incorporated on January 7, 2009 (the “Inception Date”), and subsidiaries (collectively, “Digital Domain Media Group” or the “Company”)  is a digital production and animation company focused on the creation of original content animation feature films and the development of computer-generated imagery, including three-dimensional stereoscopic (“3D”) imagery, for large-scale feature films and transmedia advertising.

The common stock is listed on the New York Stock Exchange under the ticker symbol “DDMG”.

Liquidity and Capital Resources — The Company has a history of losses, including a $15.6 million and $144.2 million net loss before non-controlling interests, respectively, for the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. The Company has a limited operating history, had negative working capital of $33.4 million and stockholders’ equity of $19.8 million as of March 31, 2012, and used $21.8 million to fund cash flows from operations during the three months ended March 31, 2012. For the year ended December 31, 2011, the Company used $44.4 million in cash flows from operations. The Company has worked to improve its working capital and its cash flow shortfalls through equity and debt funding and through the completion of its investment in the co-production of the feature film Ender’s Game. The Company raised gross proceeds of $19.5 million in equity capital in a private placement in February and March 2011, gross proceeds of $26.0 million in another private placement consummated in August 2011, and gross proceeds of $41.8 million in its initial public offering completed in November 2011. Furthermore, the Company invested $11.4 million in Ender’s Game during the three months ended March 31, 2012. Additionally, upon completion of the IPO, $94.0 million of convertible debt and warrant liabilities reflected on the Company’s balance sheet were automatically converted or exercised, as applicable, into the Company’s common stock.

2. COLLABORATIVE ARRANGEMENTS

Joint Marketing VFX Services Agreement

On July 8, 2011 Digital Domain Productions, Inc. (“DDPI”), a wholly owned subsidiary of our subsidiary Digital Domain Inc., (“Digital Domain” or “DD”), entered into a Joint Marketing and Production VFX Services Agreement with RelianceMediaWorks Limited (“RMW”), a film and entertainment services company headquartered in Mumbai, India. The term of this agreement is three years, subject to Digital Domain Productions, Inc.’s option to extend for a fourth year. Pursuant to the terms of this agreement, RMW is responsible for creating and staffing studio facilities in both Mumbai and London, England, through which DDPI is to provide VFX services to its clients worldwide. In consideration of RMW’s obligation to provide Digital Domain Productions, Inc. with turnkey studio facilities in these two cities, DDPI has agreed, pursuant to the terms of the agreement, to guarantee to RMW specified minimum monthly levels of production revenues generated at these facilities from DDPI’s VFX projects, in the following estimated annual amounts, based on the U.S. dollar/British pound exchange rate as of March 31, 2012, as applied to those payments under the agreement denominated in British pounds: $18.0 million for the first year of the term of the agreement, $27.5 million for the second year of such term, and $27.0 million for the third year of such term.

From the inception of these agreements through March 31, 2012, the Company recognized $6.2 million in expense, including $3.5 million expensed during the three months ended March 31, 2012.  Through that date, we had paid $2.3 million to RMW and the remaining $3.9 million is included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet.

Co-Production in Feature Film Project

On February 15, 2012, the Company entered into an Investment and Production Agreement with Ender’s Game Holdings LLC (“EGH”) and OddLot Entertainment LLC (“OLE”) effective as of April 18, 2011, to provide financing and production services to co-produce the VFX action movie Ender’s Game. Principal photography for Ender’s Game began February 27, 2012, in New Orleans. The picture has a production budget slightly in excess of $100 million and is scheduled for theatrical release in the fall of 2013. Distribution services are to be provided by Summit Entertainment. As of March 31, 2012 the Company had provided $13.6 million in financing, which is included in film inventory on the condensed consolidated balance sheet. See Note 10 for further discussion.

Digital Domain Galloping Horse Studio

On March 30, 2012, the Company entered into an Amended and Restated Formation and Joint Venture Agreement (“the Agreement”) with Beijing Galloping Horse Film Co., Ltd. (“GH”), a corporation organized under the laws of the People’s Republic of China (the “PRC”) and a shareholder of the Company. Pursuant to the Agreement, the parties have agreed to form a joint venture company for the purpose of creating, owning and operating a studio to be located in the PRC to (i) provide computer-generated animation and digital visual effects (including high-quality 3D content and conversion into 3D of existing film and TV libraries originally created in 2D) (collectively, “VFX”) services (the “VFX Business”) in the PRC, Taiwan, Hong Kong and Macau (the “Territory”) for film projects originating in the Territory, and (ii) develop a range of media and entertainment services, including, without limitation, proprietary technologies and entertainment properties, as may be agreed upon by the parties (the “China Studio”). The Company and GH are each initially to own 50% of the equity interests in the Joint Venture.

Pursuant to the Agreement, (A) GH is obligated to (i) contribute and assign to the Joint Venture certain specified VFX contracts awarded to it, (ii) provide the land for the China Studio to the Joint Venture, under a nominal cost lease, (iii) fund the construction and build-out costs for the China Studio, in an amount not to exceed $50,000,000, and (iv) provide temporary professional facilities for the use of the China Studio under a nominal cost lease to the Joint Venture; and (B) the Company is obligated to (i) grant to the Joint Venture, for the term thereof, a royalty-free site license to use only in the Territory in connection with the VFX Business of the Joint Venture the intellectual property rights of the Company and its subsidiaries relating to the VFX Business, (ii) design and supervise the build-out of the China Studio’s professional facilities, and (iii) provide, training for the professional personnel to be employed by the Joint Venture. Pursuant to the Agreement, each of the Company and GH has agreed that the other party will be its exclusive partner for all VFX-related services that it performs in the Territory, the Company has agreed not to compete with the VFX Business of the Joint Venture in the Territory, and GH has agreed not to compete with the VFX Business of the Joint Venture in any location worldwide, including the Territory.

Additionally, the Company granted to GH the contractual right to require the Company (or its designee), with respect to the period commencing October 1, 2012 (or earlier, under certain specified circumstances) and ending December 31, 2012 (the “Measurement Period”), to purchase from GH, at a price of $8.50 per share (subject to adjustment in the event of stock splits, reverse stock splits and similar corporate events) (the “Exercise Price”), all or any portion of the 588,236 shares of the Company’s common stock currently owned by GH that are owned by GH on the date that it exercises this contractual right; provided, that, and only if, the rolling 15-day average closing price of such common stock on the New York Stock Exchange is less than the Exercise Price at any time during the Measurement Period, and subject to GH’s delivery of a valid exercise notice in writing to the Company on or before January 10, 2013.

As of March 31, 2012, the Company included $5.0 million in contracts and other receivables, $1.9 in warrant and other debt-related liabilities and $3.1 million in other long-term liabilities on the condensed consolidated balance sheet related to this transaction.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these financial statements, including unaudited financial statements for the interim periods, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full years. Included are the following consolidated financial statements:

•                  Consolidated balance sheets as of March 31, 2012 (unaudited) and December 31, 2011, and

•                  Consolidated statements of operations and comprehensive loss and consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, (unaudited).

The accompanying consolidated financial statements include the accounts of Digital Domain Media Group, Inc., its majority-owned subsidiaries, Digital Domain, Inc. and Digital Domain Institute, Inc. (“DDI”); and its wholly-owned subsidiaries Tradition Studio, Inc., Digital Domain Stereo Group, Inc., DDH Land Holdings LLC, DDH Land Holdings II, LLC, Digital Domain International, Inc., Digital Domain Media Group FZ, LLC and Digital Domain Tactical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

The most significant areas that require management judgment are fair values of consideration issued and net assets acquired in connection with business combinations; revenue and cost recognition; collectability of contracts receivable; deferred grant revenue; deferred income tax valuation allowances; amortization of long-lived assets and intangible assets; impairment of long-lived assets, intangible assets and goodwill; accrued expenses; advance payments and deferred revenue; recognition of stock-based compensation; calculation of the warrant and other debt-related liabilities; allocation of equity to non-controlling interests; debt modification accounting; and contingencies and litigation. The accounting policies for these areas are discussed in this Note and other notes to these consolidated financial statements.

Digital Imagery Revenue — The Company recognizes digital imagery revenue from fixed-price contracts, each consisting of an accepted written bid and agreed-upon payment schedule, for the development of digital imagery and image creation for the entertainment and advertising industries. Contracts to provide digital imagery are accounted for in accordance with FASB ASC Subtopic 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue recognition is initiated when persuasive evidence of an arrangement with a customer is established, which is upon entry by the Company, or Digital Domain (“DD”) and the customer into a legally enforceable agreement. In accounting for the contracts, the cost-to-cost measures of the percentage-of-completion method of accounting are utilized in accordance with FASB ASC Subtopic 605-35. Under this method, revenues, including estimated earned fees or profits, are recorded as costs are incurred. For all contracts, revenues are calculated based on the percentage of total costs incurred compared to total estimated costs at completion. Contract costs include direct materials, direct labor costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. These costs are included in cost of revenues.

The customer contracts in the digital imagery business represent binding agreements to provide digital effects to the customers’ specifications. The contracts contain subjective standards applicable to the delivered digital effects and objective specifications that relate to the technical format for the digital effects delivered to customers. In all instances, the customer receives complete ownership rights in and to the digital effects as the effort progresses. In the event of a termination of a contract, ownership in the digital effects transfers to the customer, and the Company or DD as the contractor is entitled to receive reimbursement of costs incurred up to that point and a reasonable profit. The contracts contain production schedules setting forth a timeline for production and a final delivery date for the completed digital effects.

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

Assets Measured at Fair Value on a Non-Recurring Basis

The Company utilized the following assumptions for determination of the fair value of warrant and other-debt related liabilities as of March 31, 2012 and December 31, 2011, respectively (fair value of liabilities stated in thousands):

	Comvest	Falcon	Comvest	Protective
	Common Stock	Notes	Capital II	Put	Galloping
	Conversion	Bridge	Protective	Redeemable	Horse
	Rights	Warrants	Put	Features	Put

March 31, 2012 (unaudited)
Fair value of liability	$15,131	$3,914	$6,622	$(4,939)	$1,917
Term in months	51	24	51	51	9
Risk free interest rate	0.84%	0.34%	0.84%	0.84%	0.17%
Volatility	55.25%	38.81%	55.25%	55.25%	55.18%
Dividend rate	—	—	—	—	—

December 31, 2011
Fair value of liability	$17,748	$3,914	$5,730	—	—
Term in months	54	24	54	—	—
Risk free interest rate	0.71%	0.24%	0.71%	—	—
Volatility	75.93%	39.59%	75.93%	—	—
Dividend rate	—	—	—	—	—

During 2010, the Company acquired two parcels of land in connection with grants from governmental entities. These parcels of land were valued on May 25, 2010 and September 27, 2010 for $10.5 million and $9.8 million, respectively. The valuations were determined using Level 3 inputs. These amounts are included in Property and equipment-net and deferred land grant revenue in the consolidated balance sheet as of March 31, 2012.  The Company moved into its new headquarters building in December 2011 where one of these parcels of land is located.  Accordingly, the Company began the recognition of the grant revenue related to this land grant in 2012.  The Company recognized $0.1 million of such grant revenue in the three months ended March 31, 2012.

As of March 31, 2012, Goodwill and intangible assets other than goodwill relate to the acquisition of Digital Domain, which occurred on October 15, 2009 and the acquisition of In-Three, which occurred on November 22, 2010. The fair value of Goodwill and intangible assets other than goodwill is subjective and based on estimates rather than precise calculations. The fair value measurement for Goodwill and intangible assets other than goodwill uses significant unobservable inputs that reflect management’s assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. A combination of valuation techniques is used, including (i) an income approach, which utilizes a discounted cash flow analysis using the Company’s weighted-average cost of capital rate, and (ii) the market approach, which compares the fair value of the subject company to similar companies that have been sold whose ownership interests are publicly traded.

The Company as of March 31, 2012 received a valuation of the earn-out liability as of that date, from an independent valuation firm, considering it a Level 3 input. Based on this valuation, the Company reduced the earn-out liability by $0.5 million. This reduction is included in selling, general and administrative expenses on the condensed consolidated statement of operations for the three months ended March 31, 2012. The inputs used by the Company in determination of the $2.6 million of earn out liability at March 31, 2012 included a term of 153 months, a risk-free interest rate of 3.0% and no dividends.

Earnings Per Share — Basic earnings per share is computed based upon the weighted-average number of shares outstanding, including nominal issuances of common share equivalents, for each period presented. Fully-diluted, earnings per share is computed based upon the weighted-average number of shares and dilutive share equivalents outstanding for each period presented. Due to the Company’s net losses for the three months ended March 31, 2012 and 2011, respectively, the inclusion of the dilutive common share equivalents listed below in the calculation of diluted earnings per share would be anti-dilutive. These common stock equivalents include stock options, warrants, convertible debt securities and rights to exchange shares of DDI’s common stock for shares of the Company’s Common Stock. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the three months ended March 31, 2012 and 2011, respectively.

The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the following periods, because their inclusion would have had an anti-dilutive effect, are summarized as follows:

	Three Months Ended March 31,
	2012	2011

Stock options issued under 2010 stock plan	6,137,499	3,137,499
Investor warrants	1,012,502	1,012,502
Convertible stock of subsidiary	1,661,400	—
Convertible note payable	533,452	4,911,266
Convertible preferred stock	—	6,266,572
Placement agent and other warrants	1,889,853	3,607,537
Total	11,234,706	18,935,376

Certain dilutive share equivalents including a warrant and convertible note are dilutive in the calculation of diluted earnings per share. The effects of these dilutive share equivalents on loss per share, are summarized as follows:

	Three Months Ended
	2012	2011
	(Unaudited)
Reconciliation of diluted loss per share:
Loss before non-controlling interests	$(15,565)	$(38,928)
Adjustment for effect of as-if converted securities, net of tax:
Convertible note	(3,474)	—
	(19,039)	(38,928)
Net loss attributable to non-controlling interests	733	(197)
Net loss attributable to Common Stockholders	$(18,306)	$(39,125)

Weighted average number of common shares outstanding:
Basic	39,977,777	14,184,609
Adjustment for effect of as-if converted securities, net of tax:
Convertible note	2,861,788	—
Diluted	42,839,565	14,184,609

Diluted loss per share:
Loss before non-controlling interests	$(0.45)	$(2.75)
Net loss attributable to non-controlling interests	0.02	(0.01)
Diluted loss per share attributable to Common Stockholders	$(0.43)	$(2.76)

Segment Reporting — Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are Feature Films, Commercials, and Animation. The management approach is used as the conceptual basis for identifying reportable segments and is based on the way that management organizes within the enterprise for making operating decisions, allocating resources, and monitoring performance, which is primarily based on the sources of revenue.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

5. NON-CONTROLLING INTERESTS

Changes in the non-controlling interest amounts of our subsidiaries for the three months ended March 31, 2012 (unaudited) were as follows (in thousands):

Balance at December 31, 2011	$6,438
Issuance of common stock upon exchange of stock in subsidiary	(1,034)
Net loss attributable to non-controlling interests	(733)
Comprehensive income	8
Balance at March 31, 2012 (unaudited)	$4,679

During the three months ended March 31, 2012, the Company’s subsidiary Digital Domain realized a net loss of $5.2 million. Pursuant to the requirements under FASB ASC Topic 810, Consolidation, the Company allocates Digital Domain’s earnings to non-controlling interests based on the percentage of common stock of Digital Domain not owned by the Company. Intercompany transactions are eliminated in consolidation but impact the net earnings of each of the respective entities and as such affect amounts allocated to non-controlling interests. During the three months ended March 31, 2012, $4.5 million of Digital Domain’s net loss was allocated to accumulated deficit representing the Company’s proportionate holdings in Digital Domain common stock outstanding (an average of 86.7%) and the remaining 13.3% of Digital Domain’s net loss, amounting to $0.7 million, was allocated to non-controlling interests.  During the three months ended March 31, 2011, $0.8 million of Digital Domain’s net income was allocated to accumulated deficit representing the Company’s proportionate holdings in Digital Domain common stock outstanding (an average of 81.0%), and the remaining 19.0% of Digital Domain’s net income, amounting to $0.2 million, was allocated to non-controlling interests.

In a similar manner, the Company’s subsidiary Digital Domain Institute, Inc. “(DDI”) incurred a net loss of $0.5 million during the three months ended March 31, 2012. Of this amount, $0.4 million was allocated to the accumulated deficit and $0.1 million was allocated to non-controlling interests.  During the three months ended March 31, 2012, certain stockholders of DDI exchanged 1,250,000 shares of DDI stock for 1,038,376 shares of the Company’s common stock.  Upon these exchanges, the Company reclassified $1.0 million of equity attributable to non-controlling interests to additional paid in capital.

6. CONTRACTS AND OTHER RECEIVABLE

The following shows the elements of accounts receivable from contracts as of March 31, 2012 (unaudited) and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
	(unaudited)
Costs incurred on uncompleted contracts	$46,178	$46,700
Accrued profit on uncompleted contracts	11,687	15,412
	57,865	62,112
Less billings to date	(65,001)	(68,404)
Unbilled receivables and advance payments on uncompleted contracts	$(7,136)	$(6,292)

Unbilled Receivables:
Unbilled receivables	$2,348	$513
Advance payments	(9,484)	(6,805)
	$(7,136)	$(6,292)

Summary:
Billed:
Completed contracts	$776	$900
Contracts in process	896	1,033
Retained	—	—
	1,672	1,933
Unbilled	2,348	513
	$4,020	$2,446

In addition to contract receivables, the Company had other receivables of $5.9 million as of March 31, 2012. Of that amount, $5.0 million of other receivables is for a joint venture agreement with Beijing Galloping Horse Film Co., Ltd. for future distribution rights within certain territories of the People’s Republic of China. See Note 2 for further discussion.  Additionally, other receivables include $0.6 million in foreign tax receivables and $0.3 million in grant and royalty receivables.

At March 31, 2011, the Company had other receivables of $0.2 million related to grant and royalty revenues.

7. GRANTS AND TAX INCENTIVES FROM GOVERNMENTAL ENTITIES

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

The proceeds from the bonds were recorded in Cash, held in trust, and the obligation as Government lease obligation in the condensed consolidated balance sheet as of March 31, 2012. Through March 31, 2012 (unaudited) and December 31, 2011, the following activities have been recognized (in thousands):

	Cash Held in Trust	Payments From Operating Cash	Property & Equipment, Net	Government Lease Obligation, Net	Accrued Interest on Bonds	Interest Expense	Accrued Construction Expenses to be Funded by Cash, Held in Trust
Balance at December 31, 2010	$31,219	$—	$7,686	$(38,301)	$(661)	$57	$—
Construction in progress - paid by December 31, 2011	(18,644)	—	18,644	—	—	—	—
Construction costs held in retainer	—	—	1,789	—	—	—	(1,789)
Recognition of interest expense, capitalized and expensed, net	—	—	1,859	(413)	(1,973)	527	—
Purchase of property and equipment place into service	(3,920)	—	3,920	—	—	—	—
Amortization of OID and issuance costs	—	—	117	(117)	—	—	—
Issuance cost made available for construction uses	—	—	63	(63)	—	—	—
Payment of accrued interest, net	(1,973)	—	—	—	1,973	—	—
Balance at December 31, 2011	6,682	—	34,078	(38,894)	(661)	584	(1,789)
Construction in progress - paid by March 31, 2012	(1,789)	—	—	—	—	—	1,789
Payment to the City	2,740	(2,740)	—	—	—	—	—
Recognition of interest expense, capitalized and expensed, net	—		—	(110)	(495)	605	—
Payment by the City for interest	(990)	—	—	—	990	—	—
Balance at March 31, 2012 (unaudited)	$6,643	$(2,740)	$34,078	$(39,004)	$(166)	$1,189	$—

In addition to the amounts disclosed above, the Company incurred $0.7 million of primarily internal costs associated with the building project that are capitalized in accordance with ASC 310-20, and will pay approximately $0.4 million of costs over-runs accrued in the Company’s Consolidated Balance Sheet as of December 31, 2011, and March 31, 2012. The Company also incurred $3.0 million for leasehold improvements related to the building project. These cost are not included in the table above.

Upon completion of the project in December 2011, the Company evaluated the transaction under FASB ASC Subtopic 360-20 to determine whether a sale transaction had occurred such that the Company would record a sale-leaseback under FASB ASC 840-40. As the Company has retained substantially all the benefits and risks incident to ownership of the property sold and the Company has the option to purchase the building and equipment at the end of the lease term ASC 360-20-40-38 dictates that the transaction must be accounted for as a financing transaction.

In accordance with being considered the owner of the asset under construction during the construction phase of the project and continues to be deemed the owner upon occupancy of the building, the Company accounts for the building and equipment, related depreciation, lease obligations, accrued interest, and cash held in trust, on its consolidated balance sheets and in its statements of operations. Interest expense associated with the bonds is being recognized using an effective rate of 7.6% based on the Company’s cash flows to service the bonds requirements pursuant to the lease agreement. In accordance with FASB ASC 310-20, the Company considered the initial amounts held to service interest during the construction phase and the debt service reserve, as fees paid at the inception of the loan.

8. PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012 (unaudited) and December 31, 2011 consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
	(Unaudited)
Building	$27,590	$27,590
Land	21,330	21,330
Computer equipment	25,691	23,763
Computer software	14,875	13,017
Leasehold improvements	7,013	6,902
Machinery and equipment	2,843	2,823
Office equipment, furniture and fixtures	5,063	4,864
Total property and equipment - cost	104,405	100,289
Less accumulated depreciation and amortization	(23,779)	(20,148)
Total property and equipment - net	$80,626	$80,141

Computer software in the table above includes capitalized costs related to internally developed computer software. There were no additions to such capitalized costs for the three months ended March 31, 2012 and 2011, respectively. The gross carrying amount of capitalized costs associated with internally developed computer software as of March 31, 2012 (unaudited) and December 31, 2011 were each $4.5 million. As of March 31, 2012 (unaudited) and December 31, 2011, the accumulated depreciation on the capitalized costs associated with internally developed computer software was $2.0 million and $1.8 million, respectively.

As of March 31, 2012 (unaudited) and December 31, 2011, the gross carrying amount of property and equipment recorded under capital leases were each $4.5 million. As of these dates, the accumulated depreciation on these leased assets was $3.3 million and $3.0 million, respectively.

Depreciation and amortization expense on property and equipment totaled $3.6 million, and $2.9 million, for the three months ended March 31, 2012 and 2011, respectively (unaudited).

On January 12, 2011, the Company acquired $8.5 million in equipment from an unrelated third party. During the three months ended March 31, 2012, the Company financed the first installment payment of $2.5 million through City of Port St. Lucie bond proceeds, paid $2.0 million from its general funds and paid $4.0 million using proceeds from equipment financing transactions.

9. INTANGIBLE ASSETS AND GOODWILL

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if events or changes in circumstances indicate the assets may be impaired. The Company determined there were no events or changes in circumstances that indicate that carrying values of Goodwill, indefinite-lived intangible assets, or other intangible assets subject to amortization may not be recoverable as of March 31, 2012 and December 31, 2011.

The following table provides information regarding changes in Goodwill and indefinite-lived intangible assets during the three months ended March 31, 2012 (unaudited, in thousands):

	Goodwill	Trademark
Goodwill & intangible assets not subject to amortization:
Balance, December 31, 2011	$18,081	$15,410
Changes recognized upon acquisitions or impairment	—	—
Balance, March 31, 2012 (unaudited)	$18,081	$15,410

The following tables present information regarding intangible assets with finite lives, all of which were recorded upon the acquisitions of Digital Domain and In-Three, at March 31, 2012 (unaudited) and December 31, 2011 (dollars in thousands):

	March 31, 2012 (Unaudited)
				Remaining
	Gross Carrying	Accumulated		Lives
	Amount	Amortization	Net Amount	(Months)
Unpatented technology	$25,910	$(6,451)	$19,459	105
Patents	420	(35)	385	165
Titanic participation rights	1,800	(300)	1,500	150
Customer relationships	300	(50)	250	150
Proprietary software	5,900	(1,146)	4,754	210
Total identified intangible assets	$34,330	$(7,982)	$26,348

	December 31, 2011
				Remaining
	Gross Carrying	Accumulated		Lives
	Amount	Amortization	Net Amount	(Months)
Unpatented technology	$25,910	$(5,804)	$20,106	108
Patents	420	(28)	392	168
Titanic participation rights	1,800	(270)	1,530	153
Customer relationships	300	(45)	255	153
Proprietary software	5,900	(973)	4,927	213
Total identified intangible assets	$34,330	$(7,120)	$27,210

Amortization expense for intangible assets with finite lives was $0.9 million for the three months ended March 31, 2012 and 2011, respectively.

The estimated future amortization expense as of March 31, 2012 (unaudited) is as follows (in thousands):

March 31,
2012
(Unaudited)
2012 (remaining 2012 at March 31, 2012)	$2,588
2013	3,451
2014	2,984
2015	2,984
2016	2,984
Thereafter	11,357
Total	$26,348

10. FILM INVENTORY

Film inventory as of March 31, 2012 (unaudited) and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
In-production:
Animation	$6,932	$3,926
Live-action	13,580	2,205
Total in-production	20,512	6,131
In-development	829	794
Total film inventory	$21,341	$6,925

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of March 31, 2012 (unaudited) and December 31, 2011 are summarized as follows (in thousands):

	March 31, 2012	December 31, 2011
	(unaudited)
Accounts payable	$5,036	$6,491
Accrued wages and employee benefits	6,921	4,954
Accrued professional fees	200	1,302
Accrued outsource labor	4,837	2,149
Accrued tax credits	2,365	2,365
Other accrued expenses	2,957	4,213
Total accounts payable and accrued liabilities	$22,316	$21,474

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

The Company recognized income tax expense of $ nil and $0.3 million for the three months ended March 31, 2012 and 2011, respectively for foreign income taxes based on the then expected effective income tax rate.  No federal, state and local tax benefit was recorded during the three month periods ended March 31, 2012 and 2011, respectively, for the Company’s pretax loss, because the future realizability of such benefits was not considered to be more likely than not.

13. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS

Summaries of convertible and other notes payable as of March 31, 2012 (unaudited) and December 31, 2011 are as follows (in thousands):

	March 31, 2012 (Unaudited)
	Comvest	Comvest	Comvest	Other
	Convertible	Lender	Revolver	Notes	Net
	Note Payable	Note Payable	Payable	Payable	Debt
Face amount	$8,134	$12,000	$7,438	$3,000	$30,572
Unamortized discount	(4,937)	(830)	(497)	—	(6,264)
Net debt	3,197	11,170	6,941	3,000	24,308
Less current portion	(938)	(1,386)	(858)	(3,000)	(6,182)
Long-term portion	$2,259	$9,784	$6,083	$—	$18,126

	December 31, 2011
	Comvest	Comvest	Comvest
	Convertible	Lender	Revolver	Net
	Note Payable	Note Payable	Note Payable	Debt
Face amount	$8,000	$12,000	$7,400	$27,400
Unamortized discount	(7,545)	(1,120)	(668)	(9,333)
Net debt	455	10,880	6,732	18,067
Less current portion	—	(10,880)	(6,732)	(17,612)
Long-term portion	$455	$—	$—	$455

Principal maturities of debt at March 31, 2012 (unaudited) are as follows (in thousands):

Remaining 2012	$4,273
2013	7,636
2014	7,636
2015	7,636
2016	3,391
Total face amount	30,572
Less amounts representing debt discount	(6,264)
Net debt	$24,308

The changes in net debt for the three months ended March 31, 2012 (unaudited) and the year ended December 31, 2011 are as follows (in thousands):

	Comvest	Comvest	Comvest	Other
	Convertible	Lender	Revolver	Notes	Total
	Note Payable	Note Payable	Note Payable	Payable	Net Debt
Net debt, December 31, 2011	$455	$10,880	$6,732	$—	$18,067
New borrowings	—	—	—	3,000	3,000
Recognition of discounts and deferred issue costs	(44)	(65)	(41)	—	(150)
Amortization of discounts and deferred issue costs	272	355	213	—	840
Capitalized interest	134	—	37	—	171
Debt restructuring	2,380	—	—	—	2,380
Net debt, March 31, 2012 (unaudited)	$3,197	$11,170	$6,941	$3,000	$24,308

Interest and Financing Expense (Credit)— The components of interest expense (credit) for the three months ended March 31, 2012 and 2011 are as follows (unaudited, in thousands):

	Three Months Ended March 31,
	2012	2011
Changes in fair value of warrant and other debt-related liabilities	$(4,284)	$28,965
Amortization of discount and issuance costs on notes payable	1,599	3,013
Interest expense on notes payable	670	502
Interest expense on capital and governmental lease obligations	670	318
Net interest expense (credit)	$(1,345)	$32,798

Debt transactions in the three months ended March 31, 2012 — On February 23, 2012, the convertible note with Comvest was restructured.  This restructuring included amending a protective put right of Comvest (see Note 14) from $4.50 per share to $6.00 per share.  Additionally, certain loan covenants were amended or removed and Comvest forgave certain penalty interest payments due Comvest for breaches of loan covenants.  Among these, the Company’s minimum EBITDA covenant, as defined, was removed and a minimum cash covenant was instituted.  The Company also received a redemption feature to allow the Company to redeem 50% of the post-conversion shares of the convertible note at the purchase price of $6.00 per share prior to the expiration of the protective put.  The effect of this restructuring was to increase the carrying value of the Comvest convertible note by $2.4 million and decrease warrant liabilities by the same amount.  The increase to the carrying value of the convertible note is being amortized over the remaining life of the loan using the effective interest rate method.  The convertible note was exchanged for a subordinated convertible note on May 7, 2012, as discussed later in this section.

On March 19, 2012, the Company borrowed $3.0 million from Legend Pictures Funding, LLC (“Legend Pictures”).  This note bears simple interest at a rate of 8% per annum.  The maturity date of this note is July 18, 2012.  However, the note becomes due in full plus accrued interest earlier than that date upon an occurrence of an Event of Default (as defined) or if Legend Pictures at its sole discretion converts the note into shares of the Company’s common stock. This note is convertible into 533,452 shares of the Company’s common stock at March 31, 2012. Additionally, this note is personally guaranteed by the Company’s Chief Executive Officer.

On March 30, 2012, the Company recognized $0.2 million as additional debt discount and was allocated to the three Comvest notes based on the face value of the notes at that time.

The Comvest convertible note gives the Company the option to pay the interest expense each month in cash of in-kind by adding the monthly interest to the face amount of the note.  The Company elected this option for the months of February and March, 2012.  The Company pays monthly interest at the 10% per annum related to the Comvest revolver note payable.  Beginning January 1, 2012, the Company incurred an additional interest expense each month of 2% per annum for the Comvest revolver rate payable, which is added to the revolver note face value.  The total amount of capitalized interest recorded for these two loans during the three months ended March 31, 2012 aggregated $0.2 million.

Sale and Issuance of Convertible Notes and Warrants

On May 6, 2012, Digital Domain Media Group, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with a group of institutional investors (the “Purchasers”) pursuant to which the Company issued and sold to the Purchasers senior secured convertible notes in the aggregate original principal amount of $35.0 million (the “Senior Notes”) and warrants (the “Warrants”) to purchase up to 1,260,288 shares of the Company’s common stock for an aggregate purchase price of $35.0 million (the “Offering”).  The initial conversion price of the Senior Notes is $9.72, subject to adjustment as provided in the Senior Notes.  The initial exercise price of the Warrants is $9.72 per share, subject to adjustment as provided in the Warrants.  Such issuance and sale were consummated on May 7, 2012.

The indebtedness evidenced by the Senior Notes bears interest at 9.0% per annum, compounded quarterly, payable quarterly in arrears, and matures on the fifth anniversary of the issuance date. Upon the occurrence of an Event of Default (as such term is defined in the Senior Notes), the interest rate shall be adjusted to a rate of 15.0% per annum. The Purchasers may require the Company to redeem all or any portion of the Senior Notes upon the occurrence of an Event of Default (as such term is defined in the Senior Notes) or a Change of Control (as such term is defined in the Senior Notes).  The Senior Notes also contain, among other things, certain affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and restricted payments and certain financial covenants.

The Senior Notes will amortize in equal monthly installments commencing on the earlier of (i) the effective date of the initial registration statement filed in accordance with the terms of the Registration Rights Agreement (as defined below) or (ii) the six-month anniversary of the closing date. The Senior Notes may be converted into shares of the Company’s common stock, at the option of the holders thereof, at any time following issuance of the Senior Notes.  The Senior Notes are redeemable at the option of the Company if the Company’s common stock trades at a level equal to 175% of the initial conversion price for any 30 consecutive trading days commencing on the date of issuance of the Senior Notes.

On certain Adjustment Dates (as such term is defined in the Senior Notes), the conversion price applicable to the Senior Notes will be adjusted to the lesser of (a) the then-current conversion price and (b) the market price of the Company’s common stock on such date. The Senior Notes have anti-dilution protection in the event that the Company issues securities at an equivalent value less than the conversion price, and the conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. The Company has agreed to pay each amortization payment in shares of the Company’s common stock, provided that certain conditions are met. The conversion rate applicable to any amortization payment in shares of the Company’s common stock will be the lower of (a) the conversion price then in effect and (b) a price equal to 85.0% of (i) the aggregate of the volume-weighted average prices of the Company’s shares of common stock for each of the ten lowest trading days during the 20 consecutive trading day period ending on the applicable amortization payment date, divided by (ii) 10. The Company is generally prohibited from issuing shares of common stock upon conversion of the Senior Notes if such conversion would cause the Company to breach its obligations under the rules or regulations of the New York Stock Exchange, or such other stock market on which the Company’s common stock is then traded.

The obligations of the Company under the Senior Notes are secured pursuant to the terms of a security and pledge agreement (the “Security Agreement”) and a Canadian security and pledge agreement (the “Canadian Security Agreement”) covering all of the assets of the Company and its subsidiaries (other than inactive subsidiaries) (the “Collateral”) and conferring on the Purchasers, subject to Permitted Liens (as such term is defined in the Purchase Agreement), a first-priority security interest in the Collateral.  The Security Agreement also contains customary representations, warranties and covenants.  In addition, all of the obligations of the Company under the Senior Notes are guaranteed by certain of the Company’s subsidiaries pursuant to the terms of a guaranty (the “Guaranty”).

Under the terms of the Warrants, the holders thereof are entitled to exercise the Warrants to purchase up to an aggregate of 1,260,288 shares of the Company’s common stock at an initial exercise price of $9.72 per share, during the five-year period beginning on the closing date. On certain Adjustment Dates (as defined in the Warrants), the exercise price applicable to the Warrants will be adjusted to the lesser of (a) the then-current exercise price and (b) the market price of the Company’s common stock on such date. The exercise price of the Warrants is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. The Company is generally prohibited from issuing shares of common stock upon exercise of the Warrants if such exercise would cause the Company to breach its obligations under the rules or regulations of the New York Stock Exchange, or such other stock market on which the Company’s common stock is then traded.

In connection with the financing transaction described above, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) relating to the offer and sale by the Purchasers of the shares of the Company’s common stock issuable upon the conversion of the Senior Notes and the exercise of the Warrants. Pursuant to the terms of the Registration Rights Agreement, the Company is required to file the registration statement within 30 days of the closing date and to use its reasonable best efforts for the registration statement to be declared effective 90 days after the closing date.

The Senior Notes and the Warrants were issued pursuant to an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering.  In connection with these transactions, the Company paid a placement agent fee of $2.4 million to the sole placement agent for the offering of the Senior Notes and the Warrants.

As a condition to the sale of the Senior Notes and the Warrants, two persons who are directors, executive officers and greater than 5% shareholders of the Company, who beneficially own an aggregate of 11,937,984 shares of the Company’s common stock, entered into a voting agreement (the “Voting Agreement”), pursuant to which they agreed not to sell, pledge, hypothecate or otherwise transfer their shares during the six-month period commencing on the closing date of the financing transaction, subject to certain exceptions for estate planning and similar purposes.

Exchange of Outstanding Debt with Existing Lender

On May 6, 2012, concurrently with the execution and delivery of the Purchase Agreement, the Company entered into an Omnibus Consent and Agreement re Restructuring (the “Omnibus Agreement”) with Comvest, pursuant to which, among other things, the Company agreed to (i) use a portion of the proceeds received by it in connection with the financing transaction described above to make payments to Comvest with respect to the outstanding loans to the Company held by Comvest, such that the aggregate outstanding principal balance thereof was reduced to $8.0 million, and (ii) repurchase all but 145,000 shares (the “Retained Shares”) of the Company’s common stock received by Comvest upon full exercise of an outstanding warrant to purchase shares of the Company’s common stock held by Comvest. The aggregate amount paid to Comvest in satisfaction of outstanding indebtedness and in repurchasing such shares, as described above, was $22.5 million, plus certain fees and expenses that the Company agreed to pay.

In connection with the foregoing, the Company and Comvest entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”), pursuant to which, among other things, the Company exchanged the remaining outstanding original principal balance under its outstanding loans held by Comvest for a new secured convertible note in favor of Comvest with an original principal amount of $8.0 million (the “Subordinated Note”), which Subordinated Note, inclusive of any and all accrued interest on the Subordinated Note and other fees, costs and amounts owing thereunder, is convertible into shares of the Company’s common stock, in accordance with the terms thereof. The debt exchange transaction was consummated on May 7, 2012.

The indebtedness evidenced by the Subordinated Note bears interest at 10.0% per annum, compounded quarterly, payable quarterly in arrears, and matures on June 30, 2016. Upon the occurrence of an Event of Default (as such term is defined in the Subordinated Note), the interest rate shall be adjusted to a rate of up to 21.0% per annum, with the actual rate of such penalty interest to be contingent upon the nature of the Event of Default.  Comvest may require the Company to redeem all or any portion of the Subordinated Note upon the occurrence of an Event of Default (as such term is defined in the Subordinated Note).  The Subordinated Note also contains, among other things, certain affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and restricted payments and certain financial covenants.

The initial conversion price under the Subordinated Note is (i) $2.50 per share for payment of any portion of the original principal amount and (ii) $5.50 per share for payment of any other amounts owing thereunder, subject to adjustment as provided in the Subordinated Note. The Subordinated Note has anti-dilution protection in the event that the Company issues securities at an equivalent value less than the applicable conversion price, and the conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. The Company is generally prohibited from issuing shares of common stock upon conversion of the Subordinated Note if such conversion would cause the Company to breach its obligations under the rules or regulations of the New York Stock Exchange, or such other stock market on which the Company’s common stock is then traded.

The obligations of the Company under the Subordinated Note are secured pursuant to the terms of a security and pledge agreement (the “Comvest Security Agreement”) and a Canadian security and pledge agreement (the “Comvest Canadian Security Agreement”) covering all of the Collateral and conferring on Comvest, subject to Permitted Liens (as such term is defined in the Debt Exchange Agreement), a security interest in the Collateral.  The Comvest Security Agreement also contains customary representations, warranties and covenants.  In addition, all of the obligations of the Company under the Subordinated Note are guaranteed by certain of the Company’s subsidiaries pursuant to the terms of a guaranty (the “Comvest Guaranty”).  The Company also entered into a subordination and intercreditor agreement (the “Subordination Agreement”) with Comvest and the collateral agent for the Senior Notes, setting forth the seniority and respective rights to collateral among Comvest and the holders of the Senior Notes.

In connection with the debt exchange transaction, the Company entered into a registration rights agreement with Comvest (the “Comvest Registration Rights Agreement”) pursuant to which it agreed to file a registration statement with the Commission relating to the offer and sale of the shares of the Company’s common stock issuable upon conversion of the Subordinated Note and the Retained Shares. Pursuant to the agreement, the Company is required to file the registration statement within 30 days of the closing date and to use its reasonable best efforts for the registration statement to be declared effective 90 days after the closing date of the debt exchange transaction.

As the Comvest debt was replaced with debt maturing in 2017, the Company reclassified $14.9 million of net debt from current liabilities to long-term liabilities as of March 31, 2012, in accordance with ASC 470-10-45-14. The Company has yet to determined the effects of these transactions on its consolidated financial statements.

14. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES

Summaries of warrant and other debt-related liabilities as of March 31, 2012 (unaudited) and December 31, 2011 are as follows (unaudited, in thousands):

	March 31,	December 31,
	2012	2011
Short-term warrant liabilities:
Comvest Capital II fee warrants	$—	$2,548
Galloping Horse put	1,917	—
Digital Domain Bridge Warrants	3,914	3,914
Total short-term warrant liabilities	5,831	6,462
Long-term warrant liabilities:
Comvest Capital II fee warrants	2,422
Comvest Capital II conversion warrants	12,709	15,200
Comvest Capital II protective put	6,622	5,730
Comvest redeemable feature	(4,939)	—
Total long-term warrant liabilities	16,814	20,930
Total warrant liabilities	$22,645	$27,392

The following table summarizes the warrant and other debt-related liabilities transactions from December 31, 2011 through March 31, 2012 (unaudited, in thousands):

	Comvest Capital II	Galloping Horse Put	Digital Domain Bridge Warrants	Total
Balance, December 31, 2011	$23,478	$—	$3,914	$27,392
Debt restructuring (see Note 15)	(2,380)	—	—	(2,380)
Recognition of put liability	—	1,917	—	1,917
Changes in fair value of warrants	(4,284)	—	—	(4,284)
Balance, March 31, 2011 (unaudited)	$16,814	$1,917	$3,914	$22,645

As discussed in Note 13, the Company reclassified the Comvest debt from current liabilities to long-term liabilities as of March 31, 2012.  The Company also reclassified the Comvest fee warrants aggregating $2.4 million from current liabilities to long-term liabilities on that date as well.

15. SEGMENT INFORMATION

Segment financial information for the three months ended March 31, 2012 and 2011, respectively, is as follows (unaudited, in thousands):

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Revenues:
Digital Production:
Feature Films	$27,588	$31,605
Commercials	2,660	6,299
Animation	—	—
Corporate/Other	893	653
Total revenues	31,141	38,557

Costs and expenses:
Digital Production:
Feature Films	30,146	26,231
Commercials	3,131	5,144
Animation	—	—
Corporate/Other	15,118	14,129
Total costs and expenses	48,395	45,504

Operating (loss) income:
Digital Production:
Feature Films	(2,558)	5,374
Commercials	(471)	1,155
Animation	—	—
Corporate/Other	(14,225)	(13,476)
Net operating loss	$(17,254)	$(6,947)

Revenues:
United States	$22,602	$31,212
Canada	8,539	7,345
Total	$31,141	$38,557

16. COMMITMENTS AND CONTINGENCIES

Litigation

Wyndcrest DD Florida, Inc., et al adv. Carl Stork   On March 29, 2010, the Company (under the former name “Wyndcrest DD Florida, Inc.”) sued former Digital Domain Chief Executive Officer and director Carl Stork in Brevard County Florida Circuit Court to enforce a February 2010 stock purchase agreement pursuant to which the Company purchased Mr. Stork’s Digital Domain shares. The case was voluntarily dismissed on December 16, 2010. On September 8, 2010, Mr. Stork filed suit against the Company in Los Angeles County Superior Court seeking rescission of the agreement and compensatory and punitive damages. The case was removed to the United States District Court for the Central District of California. Mr. Stork has been paid the purchase price in full under the agreement. The Company is vigorously defending against the claims. The case is in discovery, and as such the Company cannot reliably predict the outcome. Trial has been set for June 2012.

JK-DD, LLC and Jeffrey Kukes v. John C. Textor, et al   On August 12, 2010 the plaintiffs, who are stockholders of Digital Domain, filed suit against the defendants in Palm Beach County, Florida, Circuit Court seeking rescission of a 2007 settlement agreement that resolved a prior partnership dispute between Mr. Kukes and Mr. Textor pursuant to which the plaintiffs obtained their shares of Digital Domain common stock. The plaintiffs also seek damages for alleged dilution of the value of such shares. The defendants believe the Complaint is an attempt to reverse a valid, binding settlement agreement and are aggressively defending against the claims. On September 27, 2010, the defendants filed a motion to dismiss the plaintiffs’ claims. The plaintiffs subsequently dismissed two of the three counts in their original complaint, mailed defendants a draft amended complaint naming the Company as a defendant, and filed a separate new action against Mr. Textor and his wife, individually. The plaintiffs’ draft amended complaint against the Company has not been filed. Both cases are in discovery, and as such the Company cannot reliably predict the outcome. No trial date has been set in either case.

4580 Thousand Oaks Boulevard Corporation v. In Three, Inc., et al.   On April 21, 2011, the plaintiff, the former commercial landlord of In-Three, Inc., filed suit in California Superior Court (Ventura County) seeking approximately $4.6 million in unpaid rent and operating expenses allegedly owed pursuant to a lease agreement between the plaintiff and In-Three. The subject lease pre-dated our acquisition of certain assets of In-Three and was specifically not assumed by us in that transaction. Notwithstanding, the plaintiff originally named the Company and its subsidiaries Digital Domain Productions and Digital Domain Stereo Group, Inc. (“DDSG”), formerly DD3D, Inc, a subsidiary of the Company, as defendants but voluntarily dismissed its claims against all Digital Domain defendants on June 24, 2011. Subsequently, on October 5, 2011, the

plaintiff’s counsel sent a letter to us requesting that the Company voluntarily stipulate to a court order permitting the filing of an amended complaint which would have added us back into the lawsuit as a defendant. The Company has refused to stipulate to the filing of an amended complaint on the grounds that such an amendment would be futile as, in the Company’s judgment, no lawful basis exists for advancing any claims against the Company. The plaintiff responded by conducting additional discovery pertinent to the asset purchase transaction to determine whether sufficient evidence exists to support the proposed amended complaint.

In-Three has responded to such discovery, and the plaintiff, thus far, has chosen not to seek leave of court to file the proposed amended complaint. In consequence, we are not defendants in this litigation. The case is currently in trial only as to In-Three. In-Three has acknowledged its contractual indemnity obligation to us pursuant to the asset purchase transaction and, accordingly, will represent us in defense of this action if necessary.

Digital Domain Stereo Group, Inc. v. Prime Focus North America, Inc. and Prime Focus VFX USA, Inc.   DDSG currently holds the assets the Company purchased from In-Three, filed a complaint in the United States District Court for the Central District of California against Prime Focus in November 2011 for damages associated with Prime Focus’ infringement upon DDSG’s stereo 3D conversion patents. Prime Focus answered on February 17, 2012 denying DDSG’s claims, asserting various affirmative defenses and seeking a declaratory judgment of no infringement and patent invalidity, the standard defenses asserted by defendants in patent infringement cases. The case is in its initial stages and as such we cannot reliably predict the outcome. No trial date has been set for this case.

Other—The Company is involved from time to time in routine litigation arising in the ordinary course of conducting our business. In the opinion of management, no pending routine litigation will have a material adverse effect on our consolidated financial condition or results of operations.

17. STOCK OPTION EXPENSE

The Company recognized $1.9 million and $4.4 million in stock option compensation during the three months ended March 31, 2012 and 2011, respectively.

During the three months ended March 31, 2011, the Company granted stock options to the former Chief Executive Officer of the Company’s subsidiary Digital Domain to purchase shares of the Company’s Common Stock which vested immediately resulting in a charge of $3.3 million for that period. Stock option compensation expense for other participants were $1.9 million and $1.1 million for the three months ended March 31, 2012 and 2011, respectively.

18. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which the consolidated financial statements have been issued. The following subsequent events occurred:

Exchange Agreement

On April 5, 2012, certain shareholders of DDI exchanged 2,000,000 shares of common stock of DDI for an aggregate of 1,661,400 shares of the Company’s common stock, pursuant to an exchange option agreement entered into among DDI, DDMG, and such shareholder.

Comvest Waiver

On April 15, 2012, the Company and Comvest entered into an agreement which anticipated the senior convertible note financing described below.

Sale and Issuance of Convertible Notes and Warrants

On May 7, 2012, DDMG completed a $35 million senior convertible note offering to a group of institutional investors and issued an $8 million subordinated convertible note to Comvest to refinance existing debt held by Comvest. These transactions retired existing senior notes that would otherwise have been due in 2012.  The new senior convertible notes are convertible into the Company’s common stock at an initial conversion price of $9.72 per share, mature in five years and carry an interest rate of nine percent. The investors in the senior convertible note offering also received warrants to acquire 1.26 million shares of the company’s common stock at an initial exercise price of $9.72 for a term of five years. The new subordinated convertible note with stated interest of 10%, issued to Comvest replaces an existing convertible note held by Comvest that was issued in 2011 and is convertible into substantially the same number of shares of the company’s common stock as the original note. The new Comvest note also reduced the company’s fixed repayment obligations from $16 million due later this year under the original note to $8 million due in mid-2016.  See Footnote 13 “Notes Payable and Related Financing Transactions” for additional disclosure.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

Overview

We are an award-winning digital production company. Since our inception in 1993, we have been a leading provider of computer-generated imagery animation and VFX for major motion picture studios and advertisers. Our company, work and employees have been recognized with numerous entertainment industry awards and nominations, including seven awards issued by the Academy of Motion Picture Arts and Sciences (‘‘Academy Awards’’) — three Academy Awards for Best Visual Effects and four awards for Scientific and Technical Achievement.

Our Business

Digital Production

We are one of the leading digital production companies. We offer our clients innovative, end-to-end solutions across multiple media platforms spanning the entire content production process from idea generation and pre-production to design, directing, live-action production and post-production. We have three key digital production business units: Digital Domain Productions, Inc. — VFX for feature films and advertising; Mothership Media, Inc. — digital advertising and marketing solutions; and Digital Domain Stereo Group, Inc.— creation and conversion of 3D content.

Animation Studio

Our animation feature film business focuses on the development of our original full-length, family-oriented CG animated feature films. Our business is led by a creative storytelling team of accomplished directors, producers, story artists and animators who joined us from leading companies in the family animation film industry. To house this business, we are currently leasing a 64,000 square foot building while we complete the construction of an 115,000 square foot facility. Since establishing our animation studio in 2009, we have executed Grant Agreements with the State of Florida and the City of Port St. Lucie, Florida to provide grant packages consisting of $80.0 million in cash, land and low interest financing to help us establish this studio. We have also been certified for $20.0 million in potential tax credits from the State of Florida to offset the expenses of producing our first several projects.

Education

We founded Digital Domain Institute, Inc. (“DDI”), a for-profit post-secondary educational institution in partnership with Florida State University, (“FSU”). In April 2011, we entered into agreements with FSU establishing what we believe is a first-of-its-kind public/private education partnership whereby DDI graduates will receive fully-accredited four-year Bachelor degrees from FSU. Working closely with FSU’s College of Motion Picture Arts and the Florida Department of Education, we have designed a curriculum for DDI that we expect will produce workforce-ready graduates possessing both traditional motion picture arts and state-of-the-art technical animation and visual effects CG skills. We expect to also provide our graduates with the skills to compete in the broader digital economy, which includes commercial applications such as military simulation, medical simulation, architecture, engineering, software development and related technologies. We believe this partnership between DDI and FSU represents a cutting-edge collaboration between an industry-leading technology and entertainment-company and one of the nation’s top film schools.

Key Metrics

We rely on certain key performance indicators to manage and assess our business activities. The key indicator described below assists us in evaluating growth trends, establishing budgets, recruiting and hiring employees, and assessing our overall operational efficiencies. We discuss revenue and cash flow from operating activities, respectively, under “Results of Operations” and “Liquidity and Capital Resources” below. An important measure of our quarterly and annual performance, Non-GAAP Adjusted EBITDA, is also discussed below.

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

The most significant areas that require management judgment are fair values of consideration issued and net assets acquired in connection with business combinations; revenue and cost recognition; collectability of contract receivables; deferred grant revenues; deferred income tax valuation allowances; amortization of long-lived assets and intangible assets; impairment of long-lived assets, intangible assets and goodwill; accrued expenses; advance billings and deferred revenue; recognition of stock-based compensation; calculation of the warrant and other debt-related liabilities; allocation of equity to non-controlling interests; debt modification accounting; and contingencies and litigation. The accounting policies for these areas are discussed in this section and in the notes to our accompanying consolidated financial statements. However, estimates inherently relate to matters that are uncertain at the time the estimates are made, and are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Digital Imagery Revenue — We recognize digital imagery revenue from fixed-price contracts, each consisting of an accepted written bid and agreed-upon payment schedule, for the development of digital imagery and image creation for the entertainment and advertising industries. Contracts to provide digital imagery are accounted for in accordance with FASB ASC Subtopic 605-35, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Revenue recognition is initiated when persuasive evidence of an arrangement with a customer is established, which is upon entry by us, or our subsidiary Digital Domain (“DD”), and the customer into a legally enforceable agreement. In accounting for the contracts, the cost to- cost measures of the percentage-of-completion method of accounting are utilized in accordance with FASB ASC Subtopic 605-35. Under this method, revenues, including estimated earned fees or profits, are recorded as costs are incurred. For all contracts, revenues are calculated based on the percentage of total costs incurred compared to total estimated costs at completion. Contract costs include direct materials, direct labor costs and indirect costs related to contract performance, such as indirect labor, supplies and tools. These costs are included in cost of revenues.

The customer contracts in the digital imagery business represent binding agreements to provide digital effects to the customers’ specifications. The contracts contain subjective standards applicable to the delivered digital effects and objective specifications that relate to the technical format for the digital effects delivered to customers. In all instances, the customer receives complete ownership rights in and to the digital effects as the effort progresses. In the event of a termination of a contract, ownership in the digital effects transfers to the customer, and we or DD, as the contractor, are entitled to receive reimbursement of costs incurred up to that point and a reasonable profit. The contracts contain production schedules setting forth a timeline for production and a final delivery date for the completed digital effects.

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

As of March 31, 2012 we received a valuation of the earn-out liability as of that date, from an independent valuation firm, considering it a Level 3 input. Based on this valuation, we reduced the earn-out liability by $0.5 million. This reduction is included in selling, general and administrative expenses on the condensed consolidated statement of operations for the three months ended March 31, 2012. The inputs used by us in determination of the $2.6 million of earn out liability at March 31, 2012 included a term of 153 months, a risk-free interest rate of 3.0% and no dividends.

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

Results of Operations

The following table sets forth certain information regarding our unaudited condensed consolidated results of operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues:
Revenues	$30,158	$37,904
Grant revenues from governmental agencies	878	653
Licensing revenue	90	—
Tuition revenue	15	—
Total revenues	31,141	38,557
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	32,922	30,922
Depreciation expense	3,631	2,870
Selling, general and administrative expenses	10,979	10,849
Amortization of intangible assets	863	863
Total costs and expenses	48,395	45,504
Operating loss	(17,254)	(6,947)
Other income (expenses):
Interest and finance (expense) credit:
Issuance of and changes in fair value of warrant and and other debt-related liabilities	4,284	(28,965)
Amortization of discount and issuance costs on notes payable	(1,599)	(3,013)
Interest expense on notes payable	(670)	(502)
Interest expense on capital and governmental lease obligations	(670)	(318)
Other income (expense), net	353	1,067
Loss before income taxes	(15,556)	(38,678)
Income tax expense	9	250
Net loss before non-controlling interests	(15,565)	(38,928)
Net (income) loss attributable to non-controlling interests	733	(197)
Net loss attributable to common stockholders	$(14,832)	$(39,125)

A reconciliation of net loss before non-controlling interests, a U.S. GAAP measure, to Non-GAAP Adjusted EBITDA, a non-GAAP measure, is presented in the table below (in thousands):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)

Net loss before non-controlling interests	$(15,565)	$(38,928)
Add back (reverse) charges (income) pertaining to:
Share-based compensation	1,878	4,409
Income tax expense	9	250
Interest expense, net	2,939	3,833
Depreciation expense	3,631	2,870
Amortization of intangible assets	863	863
Changes related to fair value of warrant and other debt-related liabilities	(4,284)	28,965
Other EBITDA addbacks:
Grant cash receipts in excess of (less than) grant revenue recognized	1,372	(653)
Write-off of deferred offering costs	—	434
Non-GAAP Adjusted EBITDA	$(9,157)	$2,043

Operating Segments

FASB ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our three operating segments are Feature Films, Commercials and Animation. These segments are presented in the way we internally manage and monitor our performance. Our reporting systems present various data used by management to operate the business. However, certain expenses are not allocated to the various segments (primarily consisting of support staff salaries and benefits, fees for outside professional services, insurance costs, and utilities costs, all of which are included in selling, general and administrative expenses), and thus a reconciliation is provided between the consolidated financial statements and the data related to the combined segments. Interest and other income are not allocated to the various segments, as the chief operating decision maker does not evaluate segment operations beyond the income (loss) from operations level.

Our digital production business (containing the segments of Feature Films and Commercials) has historically dominated our operations. The revenue for each of the segments is derived from external customers. A majority of all revenues have been generated in the United States from customers located in the United States.

The table below sets forth certain unaudited information regarding the results of operations of our segments for the periods indicated (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Feature Films
Revenues	$27,588	$31,605
Cost of revenues	30,009	25,876
Selling, general and administrative expenses	137	355
Operating income (loss)	$(2,558)	$5,374

Commercials
Revenues	$2,660	$6,299
Cost of revenues	2,913	5,046
Selling, general and administrative expenses	218	98
Operating income (loss)	$(471)	$1,155

Animation
Revenues	$—	$—
Cost of revenues	—	—
Selling, general and administrative expenses	—	—
Operating income	—	—
	—	—

Corporate & Other
Revenues	$893	$653
Cost of revenues	—	—
Depreciation	3,631	2,870
Selling, general and administrative expenses (excluding stock-based compensation)	8,746	5,987
Stock-based compensation and share exchange expense	1,878	4,409
Amortization	863	863
Operating loss	$(14,225)	$(13,476)

Consolidated
Revenues	$31,141	$38,557
Cost of revenues	32,922	30,922
Depreciation	3,631	2,870
Selling, general and administrative expenses	9,101	6,440
Stock-based compensation and share exchange expense	1,878	4,409
Amortization	863	863
Operating loss	$(17,254)	$(6,947)

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Summary of operating results

Our operating loss increased $10.3 million to $17.2 million for the three months ended March 31, 2012 from $6.9 million for the same period of the prior year. The gross profit, defined as revenues less cost of revenues, declined $9.4 million, primarily due to increases in unutilized labor as we elected to maintain our trained and experienced work force and infrastructure in anticipation of future projects, including those projects in which we hold an ownership stake. Additional detail on the components included in our cost of revenues is provided below.  Stock-based compensation decreased from $4.4 million for the three months ended March 31, 2011 to $1.9 million for the three months ended March 31, 2012. Other selling, general and administrative (“S,G&A”) expenses increased by $2.6 million over the prior period to $9.1 million for the three months ended March 31, 2012, primarily resulting from increased staffing and professional fees incurred during the three months ended March 31, 2012. Depreciation and amortization for the three months ended March 31, 2012 increased $0.8 million over the prior period.

Interest and other financing costs decreased $34.1 million to a credit of $1.3 million for the three months ended March 31, 2012 from an expense of $32.8 million for the same period of the prior year. The principal causes of this decrease included a $33.2 million decrease in the non-cash changes in fair value of warrant and other debt-related liabilities and a $1.4 million decrease in the amortization of debt discounts and deferred debt issue costs. The decrease in interest expense, partially offset by the increase in the operating loss, were the principal causes of an improvement of $23.3 million in the net loss before non-controlling interests for the three months ended March 31, 2012.  The net losses before non-controlling interests were $15.6 million and $38.9 million for the three months ended March 31, 2012 and 2011, respectively. These variances are explained in greater detail below.

Revenues

Total revenues decreased $7.4 million to $31.1 million for the three months ended March 31, 2012 from $38.5 million for the same period of the prior year.  This decrease was due primarily to a $4.3 million decrease in feature film revenues and a $3.4 million decrease in commercial revenues, partially offset by increases in grant and other revenues of $0.3 million.

Feature film revenues decreased to $27.5 million for the three months ended March 31, 2012, of which revenues from five features accounted for $23.9 million of this total. Feature film revenues for the three months ended March 31, 2011 were $31.8 million; revenues from four feature films accounted for substantially all of such revenues. The aggregate decrease is due to a larger number of smaller projects that were in production during the three months ended March 31, 2012.

Commercials revenues decreased to $2.7 million for the three months ended March 31, 2012 from $6.1 million for the same period of the prior year. In the three months ended March 31, 2011, we recognized $2.8 million from one large commercial project as well as another $2.3 million from four other substantial commercial projects.  During the three months ended March 31, 2012, our four largest commercial projects generated $1.7 million of revenues.  The aggregate decrease was due to a smaller number of projects completed during the three months ended March 31, 2012.

Grant revenues from governmental sources

During the three months ended March 31, 2012, we received $2.3 million of grant proceeds.  We recognized grant revenue of $0.9 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively. In April 2011, we began the revenue recognition of grant income related to our grant from the City of West Palm Beach, Florida.  During the three months ended March 31, 2012, we recognized $0.1 million from this grant.  Effective January 1, 2012, we began to recognize revenue from the deferred land grant of $10.5 million from the City of Port St. Lucie related to the parcel of land where our new headquarters building is located.  We moved into this building in December 2011.  We recognized $0.1 million of grant revenues related to this deferred land grant during the three months ended March 31, 2011.

Licensing and tuition revenues

We recognized $0.1 million of licensing and tuition revenues during the three months ended March 31, 2012.  There were no such revenues for the same period of the prior year.

Cost of revenues

The table below lists sets forth the components of cost of revenues (in thousands):

	Three Months Ended March 31,
	2012		2011
	Amount	% of Revenue	Amount	% of Revenue
	(Unaudited)		(Unaudited)
Cost of Revenues:
Direct cost of revenues	$22,840	73.3%	$23,529	61.0%
Unutilized labor	4,712	15.1%	486	1.3%
Production and other costs	5,370	17.3%	6,907	17.9%
Total cost of revenues	$32,922	105.7%	$30,922	80.2%

Our direct cost of revenues represents the labor required to deliver projects to customers. Unutilized labor represents expenses related to the staff that we retain while we await the start of new projects. Production and other costs represent that portion of our overhead that is allocated to cost of revenues.

Our direct cost of revenues increased during the three months ended March 31, 2012 to 73% of revenue from 61% of revenue for the same period of the prior year.  Of this 12% increase, 7% is due to the inclusion of co-production revenues related to Ender’s Game of $2.2 million at 100% direct costs of revenues.  During the three months ended March 31, 2011, the two largest projects generated $20.1 million of revenues at direct costs of revenues of 59%.  During the three months ended March 31, 2012, the two largest projects generated $18.5 million of revenues at direct costs of revenues of 81%.  Competitive pressures, product mix changes and other factors contributed to the remaining increase in the direct cost percentage of revenues.

Our unutilized labor increased by $4.2 million to $4.7 million during the three months ended March 31, 2012 as compared to the same period of the prior year. We retained digital artists in anticipation of future projects, including those projects in which we are an equity investor.  These costs were 15% and 1% of total revenues for the three months ended March 31, 2012 and 2011, respectively.

Our production and other costs decreased by $1.5 million during the three months ended March 31, 2012 to $5.4 million as compared to the same period of the prior year.  These production and other costs as a percent of revenues were relatively constant at 17% and 18% for the three months ended March 31, 2012 and 2011, respectively.

Depreciation expense

The $0.8 million increase in depreciation expense during the three months ended March 31, 2012 as compared to the same period of the prior year is virtually all due to the growth of our fixed assets in our Florida operations. Of the total increase, $0.3 million was due to the depreciation of our new headquarters building that we moved into in December 2011.  Additionally, we depreciated $0.2 million of assets for that new building in the three months ended March 31, 2012.

Selling, general and administrative expenses (“S,G&A”)

The composition of the S,G&A expenses for the three months ended March 31, 2012 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Share-based compensation expense:
Senior executive option grant	$—	$3,255
Other share-based compensation expense	1,878	1,154
Total share-based compensation expense	1,878	4,409
Payroll- realated expenses	4,104	3,381
Rent and occupancy costs	1,613	1,130
Professional fees	1,551	790
Other S,G&A expenses	1,833	1,139
Total S,G&A	$10,979	$10,849

A decrease of $2.5 million in share-based compensation expense was offset by an increase in other S,G&A expenses of $2.7 million for a net increase of $0.2 million of S,G&A expenses for the three months ended March 31, 2012 as compared to the same period of the prior year.

During the three months ended March 31, 2011, we granted stock options to the former Chief Executive Officer of our subsidiary DD to purchase shares of our Common Stock, which options vested immediately resulting in a charge of $3.3 million for that period.  Other share-based compensation expense increased $0.8 million due to the increased number of participants in our 2010 Stock Plan.

Other S,G&A expenses increased by $2.7 million to $9.1 million in the three months ended March 31, 2012 from $6.4 million for the same period of the prior year.  Payroll-related expenses increased by $0.7 million due to the growth in our operations.  The increase in rent and occupancy costs aggregated $0.5 million, including increased operating costs to operate our new headquarters building of $0.3 million compared to the leased facility during the prior year period.  Professional fees increased by $0.8 million, primarily due to increases in accounting and legal fees in connection with being a public company as we prepared and filed our first Annual Report during the three months ended March 31, 2012. Other operating expenses increased by $0.7 million.

Interest Expense (Credit)

We recognize two types of interest expense.  These types include the interest expense that is paid in cash, such as interest on our notes payable and on our capital lease and government lease obligations.  We also recognize non-cash interest expense (credit), such as for the issuances of and changes in the fair value of warrant liabilities, amortization of debt discounts and deferred debt issuance costs and losses on debt extinguishments.  The composition of interest expense (credit) for the three months ended March 31, 2012 and 2011is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash-based interest expense:
Interest expense on notes payable	$670	$502
Interest expense on capital and governmental lease obligations	670	318
Total cash-based interest expense	1,340	820
Non-cash based interest expense (credit):
Changes in fair value of warrant and other debt-related liabilities	(4,284)	28,965
Amortization of discount and issuance costs on notes payable	1,599	3,013
Total non-cash-based interest expense (credit)	(2,685)	31,978
Net interest expense (credit)	$(1,345)	$32,798

The total cash-based interest expense increased by $0.5 million and the non-cash interest expense decreased by $34.7 million for a net decrease in interest expense of $34.1 million for the three months ended March 31, 2012 as compared to the same period of the prior year.

Interest expense on notes payable increased by $0.2 million in the three months ended March 31, 2012 as compared to the same period of the prior year due to higher interest rates.  During the three months ended March 31, 2011, most of the approximately $30.0 million of our indebtedness carried a 6.5% per annum interest rate.  During the three months ended March 31, 2012, the approximately $27.4 million of Comvest debt carried a weighted average of a 10.0% per annum interest rate.

The interest expense on capital and governmental leases increased by $0.3 million in the three months ended March 31, 2012 as compared to the same period of the prior year.  This was due to the interest we pay on the government lease obligation.

Changes in fair value of warrant and other debt-related liabilities

We recognize warrant liabilities for warrants issued in connection with various debt transactions. These warrants are recorded initially at fair value and are adjusted to fair value at each financial reporting date. These fair values are obtained from a third-party independent valuation firm.

During the three months ended March 31, 2012, we recognized a non-cash reduction in the fair value of warrant liabilities of $4.3 million, primarily due to the decrease in the trading price of our Common Stock.  During the three months ended March 31, 2011, we sold 2,025,001 of shares of our Common Stock at $9.63 per share.  We issued certain warrants to the purchasers of these shares.  During that period, we recognized a non-cash charge of $29.0 million for the issuance of these warrants, the increased number of warrants granted due to anti-dilution protection of existing warrants and the increase in the fair value of our Common Stock.

Amortization of discount and issuance costs on notes payable

During the three months ended March 31, 2012 and 2011, we amortized debt discounts of $1.6 million and $3.1 million, respectively.  The decrease in amortized debt discounts was due to the write off of existing debt discounts and deferred debt issue costs in the fourth quarter of 2011 for the Palm Beach Capital loans.  The Comvest loans had relatively lower level of debt discounts and deferred debt issue costs that were amortized in the three months ended March 31, 2012 as compared to the loans that existed during the three months ended March 31, 2011.

Other income

Other income decreased by $0.7 million to $0.4 million for the three months ended March 31, 2012 as compared to $1.1 million during the same period of the prior year.  During the three months ended March 31, 2011 a third-party wanted to occupy the space occupied by our Digital Domain subsidiary in Venice, California.  That third-party paid Digital Domain to vacate the space, and we recognized $1.0 million of this revenue during the three months ended March 31, 2011.

Income taxes

During the three months ended March 31, 2011, we recognized certain Canadian tax liabilities aggregating $0.3 million.  There was no such recognition during the three months ended March 31, 2012.

Net loss attributable to non-controlling interests

During the three months ended March 31, 2012, the net loss of our subsidiary DD was $5.2 million.  During the same period of the prior year, DD realized net income of $1.0 million. The portions of DD not owned by us during these same periods were 13.3% and 19.0%, respectively. Therefore, the net loss attributable to non-controlling interests related to DD was $0.7 million during the three months ended March 31, 2012.  The net income attributable to non-controlling interests related to DD for the three months ended March 31, 2011was $0.2 million.

Another subsidiary, DDI, received initial financing in July and August of 2011.  During the three months ended March 31, 2012, DDI realized a net loss of $0.5 million.  The portion of DDI not owned by us during this period was 9.9%.  Therefore, the net loss attributable to non-controlling interests related to DDI was $0.1 million.

Liquidity and Capital Resources

As of March 31, 2012, we had a deficit in working capital of $33.4 million.

Our principal sources of liquidity at March 31, 2012 consisted of cash and cash equivalents of $2.5 million, cash held in trust of $6.6 million, contract receivables of $4.9 million and other receivables of $5.0 million. We had a $15.6 million loss before non-controlling interests, and we used $21.8 million to fund cash flows from operations for the three months ended March 31, 2012. As of March 31, 2012 we had $19.8 million in Stockholders’ Equity.  Much of our use of cash from operations in the first three months of 2012 stemmed from our implementation of our plans to participate in the ownership of live-action feature films, our development of our animation studio and the launch of our school. These businesses did not generate a significant amount of revenue during the first three months of 2012.  A majority of the expenses incurred by these businesses was funded by our existing grants from the State of Florida, the City of Port St. Lucie, and the City of West Palm Beach. While many of these grant proceeds were received between 2009 and the present, we only record a small amount of these receipts as revenue. As of March 31, 2012 we had received $29.9 million of grant receipts that we plan to recognize into revenue over the next 5 to 20 years. In addition, we expect to receive $10.3 million in additional grant proceeds over the next several years under our existing grant agreements.

A key component of our working capital is our deferred revenue. We typically receive a substantial portion of a contract for a feature film project up-front. We signed two large feature film contracts in the first quarter of 2012 that contributed to the generation of $2.6 million in cash flow from operations due to increases in advance payments and deferred revenue during the first quarter of 2012.

Another component of our working capital is our ability to attract finding for the feature film projects that we produce or co-produce.  On April 2, 2012, we collected the $5.0 million from Galloping Horse that was in Contracts and other receivables at March 31, 2012 in exchange for the agreement of Galloping Horse to distribute the animated feature film The Legend of Tembo in the PRC.

Sale and issuance of Convertible Notes and Warrants

As is more fully described in Note 13 to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q, we entered into an agreement (the “Purchase Agreement”) on May 6, 2012 with a group of institutional investors (the “Purchasers”) pursuant to which we issued and sold to the Purchasers senior secured convertible notes in the aggregate amount of $35.0 million (the “Senior Notes”) and warrants (the “Warrants”) to purchase up to 1,260,288 shares of our Common Stock for an aggregate purchase price of $35.0 million (the “Offering”).  Such issuance and sale were consummated on May 7, 2012.

The Senior Notes bear interest at 9.0% per annum and mature on the fifth anniversary of the issuance date.  Upon the occurrence of an Event of Default (as such term is defined in the Senior Notes), the interest rate shall be adjusted to a rate of 15.0% per annum.  The Purchasers may require us to redeem all or any portion of the Senior Notes upon the occurrence of an Event of Default of a Change of Control (as such terms are defined in the Senior Notes)

The Senior Notes will amortize in equal monthly installments commencing on the earlier of (i) the effective date of the initial registration statement filed in accordance with the terms of the Registration Rights Agreement (see Note 13 to our Condensed Consolidated Financial Statements contained elsewhere in this quarterly report) or (ii) the six-month anniversary of the closing date.  The Senior Notes may be converted into shares of our common stock, at the option of the holders thereof, at any time following issuance of the Senior Notes.  The Senior Notes are redeemable at our option if our common stock trades at a level equal to 175% of the initial conversion price for any 30 consecutive trading days commencing on the date of issuance of the Senior Notes.  The initial conversion price of the Senior Notes is $9.72, subject to adjustment as provided in the Senior Notes.  We have agreed to pay each amortization payment in shares of our common stock, assuming certain conditions are met.

Under the terms of the Warrants, the holders thereof are entitled to exercise the Warrants to purchase up to an aggregate of 1,260,288 shares of our common stock at an initial exercise price of $9.72 per share, during the five-year period beginning on the closing date.

Exercise of Outstanding Debt with Existing Lender

As is more fully described in Note 13 to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q, we entered into an agreement on May 6, 2012 (the “Omnibus Agreement”) with Comvest, pursuant to which, among other things, we agreed to (i) use a portion of the proceeds received from the Senior Notes described above to make payments to Comvest with respect to the outstanding loans to us by Comvest, such that the aggregate outstanding principal balance thereof was reduced to $8.0 million (the aggregate outstanding principal for these loans on that date was $27.7 million), and (ii) repurchase all but 145,000 shares (the “Retained Shares” of our common stock received by Comvest upon full exercise of an outstanding warrant to purchase shares of our common stock held by Comvest.  The aggregate amount paid to Comvest in satisfaction of outstanding indebtedness and in repurchasing such shares, as described above, was $22.5 million, plus certain fees and expenses were agreed to pay.

In connection with the foregoing, we entered into an agreement with Comvest (the “Debt Exchange Agreement”) pursuant to which, among other things, we exchanged the remaining outstanding original principal balance under its outstanding loans held by Comvest for a new secured convertible note in favor of Comvest with an original principal amount of $8.0 million (the “Subordinated Note”), which Subordinated Note, inclusive of any and all accrued interest of the Subordinated Note and other fees, costs and amounts owing thereunder, is convertible into shares of our common stock.

The Subordinated Note bears interest at 10.0% per annum and matures on June 30, 2016.  Upon the occurrence of an Event of Default (as such term is defined in the Subordinated Note), the interest rate shall be adjusted to a rate of up to 21.0% per annum, with the actual rate of such penalty interest to be contingent upon the nature of the Event of Default.  Comvest may require us to redeem all or any portion of the Subordinated Note upon the occurrence of an Event of Default.

The initial conversion price under the Subordinated Note is (i) $2.50 per share for payment of any portion of the original principal amount and (ii) $5.50 per share for payment of any other amounts owing thereunder, subject to adjustment as provided in the Subordinated Note.

Registration Rights Agreements

In connection with the Purchase Agreement and the Omnibus Agreement, we entered into registration rights agreements whereby we agreed to file a registration statement with the Securities and Exchange Commission within 30 days of the closing date and to use our reasonable and best efforts for such registration statement to be declared effective 90 days after the closing date.

Future Liquidity

Our future capital requirements will depend on many factors, including our revenue growth, our ability to obtain advance payments from our customers, the timing and extent of the expansion of our involvement in feature film production and the timing of introductions of new products and enhancements to existing products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these type of arrangements in the future, which could also require us to seek additional capital in the form of debt, finance facilities, or equity capital.  Such funds may not be available on terms favorable to us or at all.

As we continue to build our feature animated film, co-production and education line of business, we believe we will enter into contracts for our traditional VFX and animation services to feature film and commercials clients which will adequately fund operations for those services and provide additional liquidity to support our newer lines of business.  We also believe that through our revenues from those VFX and animation services contracts; through the re-financing of debt; and through co-production arrangements for our animated feature film projects, we have sufficient sources of cash to support our operations in 2012.

Cash Flows for the Three Months Ended March 31, 2012 and 2011 (Unaudited)

We used net cash from operating activities aggregating $21.8 million and $17.7 million for the three months ended March 31, 2012 and 2011, respectively.  The net cash operating loss for the three months ended March 31, 2012 was $12.4 million compared to a net profit of $1.2 million for the same period of the prior year. We invested $14.4 million and $0.3 million in the three months ended March 31, 2012 and 2011, respectively, in film inventory.  During the three months ended March 31, 2012, we generated cash flows of $5.0 million from other assets and liabilities, primarily due to growth in accounts payable and deferred revenue.  During the three months ended March 31, 2011, we used cash of $18.6 million from other assets and liabilities.  This included an $8.3 million increase in contracts receivable and an $8.1 million reduction in advance payments and deferred revenue.

During the three months ended March 31, 2012 and 2011, we used cash from investing activities of $2.9 million and $3.7 million, respectively. These amounts were virtually all purchases of property and equipment to support our growing operations.

We used net cash of $2.3 million from financing activities during the three months ended March 31, 2012.  We borrowed $3.0 in a short-term note (see Note 13 to our Condensed Consolidated Financial Statements contained elsewhere in this Quarterly Report on Form 10-Q).  We paid our first installment of our capital lease for our new headquarters building of $2.0 million.  Additionally, we paid $3.2 million to purchase 526,784 shares of our common stock in connection with our stock buy-back program.

We generated net cash flows of $15.7 million from financing transactions during the three months ended March 31, 2011.  During that period, we sold 2,025,001 shares of our Common Stock to a group of investors in a private placement at a price per share of $9.63. The aggregate gross proceeds of this offering were $19.5 million.  Through March 31, 2011, we paid $2.1 million in commissions and other expenses related to this private placement.  Other cash uses in this period included $0.8 million of deferred offering costs, $0.5 million of repayment of notes payable and $0.4 million of payments to the City of Port St. Lucie for the bond obligation.

Part I. Financial Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash and cash equivalents balance as of December 31, 2011 and March 31, 2012 was held in money market accounts or invested in investment grade commercial paper with maturities of less than 90 days. Our management does not believe that we have any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Any future declines in interest rates will, however, reduce future investment income. As our cash held in trust is held at the City of Port St. Lucie, Florida, the City has the market risk on this financial instrument.

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

Part I. Financial Information

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Based on their evaluation at the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in our internal controls over financial reporting described below.

In connection with the preparation of our financial statements for the year ended December 31, 2010, we identified several significant deficiencies and material weaknesses in our internal controls over financial reporting. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect financial statement misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. We identified the following control deficiencies as significant deficiencies as of December 31, 2010 and remain control deficiencies as of March 31, 2012:

• our company had not maintained sufficient records of the actions and meeting minutes of its board and did not have a systemic process to manage its contracts and agreements; and

• our company had not maintained sufficient controls over the financial reporting for its Canadian subsidiary.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following significant deficiencies were identified as material weaknesses as of December 31, 2010 and remain material weaknesses as of March 31, 2012:

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

Part II. Other Information

Item 1. Legal Proceedings

There have been no material developments in the description of material legal proceedings as reported in Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 1A. Risk Factors

There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

The following sets forth information regarding securities sold or issued by us without registration under the Securities Act during the period commencing on January 1, 2012 and ending on March 31, 2012:

In January 2012, we issued an aggregate of 1,038,375 shares of our Common Stock in exchange for an aggregate of 1,250,000 shares of common stock of DDI, pursuant to exchange rights previously granted to such shareholders of DDI under share exchange option agreements entered into among us, DDI, and each of such shareholders.

In March 2012, we borrowed $3.0 million from a customer in the form of a convertible promissory note, which can be converted at the election of the note holder at any time before July 18, 2012 and is convertible into 535,697 shares of our Common Stock as of March 31, 2012.

From January 1, 2012 to March 31, 2012, we have issued to certain employees options to purchase an aggregate of 520,000 shares of our Common Stock at a weighted average exercise price of $5.89.

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

b) Use of Proceeds from Public Offering of Common Stock

On November 23, 2011, we closed our IPO, in which we sold 4,920,000 shares of our Common Stock at a price to the public of $8.50 per share. The aggregate sale price for shares sold in the offering was approximately $41.8 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-174248), which was declared effective by the SEC on November 14, 2011. The offering commenced on November 18, 2011, and did not terminate before all of the securities registered in the registration statement were sold on November 18, 2011. Roth Capital Partners LLC and Morgan Joseph TriArtisan LLC acted as the managing underwriters. We raised approximately $38.4 million in net proceeds after deducting underwriting discounts and commissions of approximately $2.9 million and other unpaid offering expenses of approximately $0.5 million. Net proceeds of the offering totaling approximately $17.2 million were used to fund live-action and VFX film and film development projects. Additional uses of the net proceeds from the offering include $2.7 million payment of governmental lease obligations, approximately $2.9 million for purchases of property, plant and equipment, $3.2 million for purchases of our Common Stock, as more fully discussed below, and approximately $12.4 million for working capital and other general corporate purposes. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries.

c) Stock Repurchase Program

On December 20, 2011, our Board of Directors authorized the repurchase of up to $10 million of our outstanding Common Stock, pursuant to a trading plan established in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act (the “Plan”). The manner, price, number and timing of share repurchases under the Plan is subject to a variety of factors, including market conditions and applicable SEC rules and regulations. The Plan has an expiration date of June 22, 2012, and may be limited or terminated at any time without notice. The Plan was suspended by our Board of Directors on February 10, 2012.

The following table sets forth our purchases of shares of our Common Stock during the quarter ended March 31, 2012 under the Plan.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total number of Shares Purchased as Part of Publically Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 to January 31, 2012	310,947	$6.10	310,947	$7,369,554
February 1, 2012 to February 10, 2012	95,683	$6.07	95,683	$6,788,298

Part II. Other Information

Item 6. Exhibits

10.1                           Amended and Restated Formation and Joint Venture Agreement, dated as of March 30, 2012, between Beijing Galloping Horse Film Co., Ltd. and Digital Domain Media Group, Inc.

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

Digital Domain Media Group, Inc.

By:
Date:	May 15, 2012	/s/ John C. Textor
John C. Textor
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

By:
Date:	May 15, 2012	/s/ John M. Nichols
John M. Nichols
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document

10.1	Amended and Restated Formation and Joint Venture Agreement, dated as of March 30, 2012, between Beijing Galloping Horse Film Co., Ltd. and Digital Domain Media Group, Inc.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.