Form 10-Q
period 2012-06-30
Digital Domain Media Group, Inc.
filed 2012-08-14
CIK 1490930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

At August 14, 2012, there were 43,563,481 shares of Digital Domain Media Group, Inc.’s common stock outstanding.

i

Part I. Financial Information

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,584	$29,413
Cash, held in trust - short-term	2,490	2,449
Contracts and other receivable	14,119	3,110
Tax credits receivable	2,365	2,365
Prepaid expenses and other assets	4,746	5,335
Total current assets	30,304	42,672
Cash, held in trust - long-term	4,153	4,233
Restricted cash	71	71
Property and equipment - net	78,483	80,141
Trade name	15,410	15,410
Unpatented technology - net	18,811	20,106
Other intangible assets - net	6,674	7,105
Goodwill	18,081	18,081
Deferred debt issuance costs - net	3,566	3,022
Film inventory	29,358	6,925
Other assets	114	75
Total assets	$205,025	$197,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$33,773	$21,474
Advance payments and deferred revenue	15,693	8,442
Deferred grant revenue from governmental agencies, short-term	2,988	2,988
Deferred land grant revenue, short-term	525	525
Government lease obligation, short-term	4,774	3,399
Short-term convertible and other notes payable - net	8,091	17,612
Warrant and other debt-related liabilities, short-term	5,599	6,462
Earn out liability, short-term	428	400
Unearned revenue, short-term	378	361
Current portion of capital lease obligations	904	763
Total current liabilities	73,153	62,426
Capital lease obligations, net of current portion	163	530
Warrant and other debt-related liabilities	57,018	20,930
Deferred grant revenue from governmental agencies	9,153	9,547
Long-term convertible and other notes payable - net	6,302	455
Deferred income tax liability	6,189	6,189
Deferred revenue land grant, net of current portion	19,513	19,775
Earn out liability, net of current portion	2,288	2,774
Government lease obligation - net	35,002	36,155
Unearned revenue, net of current portion	2,992	3,172
Other long-term liabilities	3,083	—
Total liabilities	214,856	161,953

Commitments and contingencies
Convertible preferred stock, $0.01 par value, 25,000,000 shares authorized at June 30, 2012 and December 31, 2011, respectively; including Preferred Stock A series 100,000 designated, respectively; no shares issued or outstanding at June 30, 2012 and December 31, 2011, respectively.	—	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value and 100,000,000 shares authorized at June 30, 2012 and December 31, 2011, 45,480,823 and 39,515,326 shares issued, and 43,563,481 and 39,384,003 outstanding as of June 30, 2012 and December 31, 2011, respectively.	456	396
Additional paid-in capital	237,424	213,651
Accumulated other comprehensive income	49	34
Accumulated deficit	(234,533)	(183,802)
Treasury stock, at cost	(14,812)	(829)
Total stockholders’ equity (deficit) before non-controlling interests	(11,416)	29,450
Non-controlling interests	1,585	6,438
Total stockholders’ equity (deficit)	(9,831)	35,888
Total liabilities, preferred stock and stockholders’ equity (deficit)	$205,025	$197,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In Thousands, Except Share and Per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Statements of Operations:
Revenues:
Production revenues	$28,707	$21,496	$58,865	$59,400
Grant revenues from governmental agencies	879	808	1,757	1,461
Licensing revenue	3,290	—	3,380	—
Tuition revenue	89	—	104	—
Total revenues	32,965	22,304	64,106	60,861
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	34,136	18,660	67,058	49,582
Depreciation expense	4,128	2,806	7,759	5,676
Selling, general and administrative expenses	16,767	20,768	27,746	31,617
Amortization of intangible assets	862	862	1,725	1,725
Total costs and expenses	55,893	43,096	104,288	88,600
Operating loss	(22,928)	(20,792)	(40,182)	(27,739)
Other income (expenses):
Interest and finance (expense) credit:
Issuance of and changes in fair value of warrant and other debt-related liabilities	(3,584)	(46,295)	700	(75,260)
Amortization of discount and issuance costs on notes payable	(1,987)	(3,545)	(3,586)	(6,558)
Losses on debt extinguishments	(7,016)	(2,226)	(7,016)	(2,226)
Interest expense on notes payable	(925)	(708)	(1,595)	(1,210)
Interest expense on capital and governmental lease obligations	(658)	6	(1,328)	(312)
Other income (expense), net	375	437	728	1,504
Loss before income taxes	(36,723)	(73,123)	(52,279)	(111,801)
Income tax expense	—	—	9	250
Net loss before non-controlling interests	(36,723)	(73,123)	(52,288)	(112,051)
Net loss attributable to non-controlling interests	825	1,264	1,558	1,067
Net loss attributable to common stockholders	$(35,898)	$(71,859)	$(50,730)	$(110,984)

Statements of Comprehensive Loss:
Net loss attributable to common stockholders	$(35,898)	$(71,859)	$(50,730)	$(110,984)
Unrealized gain (loss) from foreign currency translation	(22)	7	15	70
Comprehensive loss	$(35,920)	$(71,852)	$(50,715)	$(110,914)

Weighted average number of common shares outstanding:
Basic	41,907,598	15,885,271	40,942,009	15,052,696
Diluted	45,129,012	15,885,271	44,163,423	15,052,696

Basic loss per share:
Loss before non-controlling interests	$(0.88)	$(4.60)	$(1.28)	$(7.44)
Net loss attributable to non-controlling interests	0.02	0.08	0.04	0.07
Basic loss per share attributable to common stockholders	$(0.86)	$(4.52)	$(1.24)	$(7.37)

Diluted loss per share:
Loss before non-controlling interests	$(0.97)	$(4.60)	$(1.34)	$(7.44)
Net loss attributable to non-controlling interests	0.02	0.08	0.04	0.07
Diluted loss per share attributable to common stockholders	$(0.95)	$(4.52)	$(1.30)	$(7.37)

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net loss before non-controlling interests	$(52,288)	$(112,051)
Adjustments to reconcile net loss before non-controlling interests to net cash used in operating activities:
Depreciation and amortization of property and equipment and intangible assets	9,484	7,401
Amortization of discount on and issuance costs of notes payable	3,586	6,558
Interest added to principal on notes payable	271	124
Changes related to fair value of warrant and other debt - related liabilities	(700)	75,260
Loss on debt extinguishments	7,016	2,226
Stock-based compensation	6,428	14,604
Interest on government obligations	517	104
Decrease in earn out liability	(458)	—
Changes in operating assets and liabilities:
Contracts receivable	(6,116)	(759)
Prepaid expenses and other assets	208	(2,861)
Film inventory	(22,433)	(749)
Accounts payable and accrued liabilities	13,691	(105)
Advance payments and deferred revenue	7,272	(10,664)
Deferred revenue from governmental entities	(657)	4,575
Unearned revenue	(163)	—
Net cash used in operating activities	(34,342)	(16,337)
Cash flows from investing activities:
Purchases of property and equipment	(5,879)	(10,061)
Changes in restricted cash	—	907
Net cash used in investing activities	(5,879)	(9,154)
Cash flows from financing activities:
Proceeds from sale of common stock	10,500	22,001
Proceeds from issuance of notes payable	46,000	4,000
Exercise of Series B preferred stock put	—	(5,000)
Payments of stock issuance costs	(158)	(2,245)
Deferred offering costs paid	—	(2,641)
Repayments on notes payable	(27,770)	(554)
Payments on capital and governmental lease obligations	(2,440)	(717)
Payments of debt issuance costs	(3,209)	(63)
Purchase of treasury stock	(5,712)	—
Net cash provided by financing activities	17,211	14,781
Effect of exchange rates on cash and cash equivalents	181	33
Net decrease in cash and cash equivalents	(22,829)	(10,677)
Cash and cash equivalents at beginning of period	29,413	11,986
Cash and cash equivalents at end of period	$6,584	$1,309

The accompanying notes are an integral part of these condensed consolidated financial statements.

DIGITAL DOMAIN MEDIA GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Supplemental disclosure of cash flow information - cash paid during the period for:
Interest	$543	$1,072
Non-cash investing and financing activities:
Warrants issued as compensation in connection with financings and other transactions	30,014	2,000
Unamortized debt discounts eliminated upon debt extinguishments	6,004	3,429
Write-off of deferred debt issue costs upon debt extinguishments	1,940	—
Write-off of warrant and other debt-related liabilities upon debt extinguishments	1,876	—
Debt discounts established after debt extinguishments	(2,804)	(1,204)
Increase in debt from debt restructuring	2,380	—
Deferred offering costs included in accounts payable and accrued liabilities at period end	450	348
Purchase of property and equipment in accounts payable at period end	717	1,417
Purchase of property and equipment with assets held in trust	—	20,997
Amortization of discount on bond obligation	195	41
Bond interest capitalized to construction-in-progress	—	864
Shares issued from exchange of subsidiary shares	3,297	50
Shares issued from deposits collected in the prior period	—	60
Stock issued not collected	—	23
Private placement costs in accounts payable at period end	—	280

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

On November 18, 2011, the Company completed its initial public offering of its common stock. The Company sold 4.92 million shares of its common stock at an initial public offering price of $8.50 per share. The gross proceeds received in the offering totaled $41.8 million, before deducting commissions and other then unpaid offering costs of $4.4 million. The common stock is listed on the New York Stock Exchange under the ticker symbol “DDMG”.

Liquidity and Capital Resources — The Company has a history of losses, including a $52.3 million and $144.2 million net loss before non-controlling interests, respectively, for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. The Company has a limited operating history, had negative working capital of $42.8 million and a stockholders’ deficit of $9.8 million as of June 30, 2012. For the six months ended June 30, 2012 and the year ended December 31, 2011, the Company used $34.3 million and $44.4 million, respectively, in cash flows from operations. The Company has worked to improve its working capital and its cash flow shortfalls through equity and debt funding. The Company raised gross proceeds of $19.5 million in equity capital in a private placement in February and March 2011, gross proceeds of $26.0 million in another private placement consummated in August 2011, and gross proceeds of $41.8 million in its initial public offering completed in November 2011. Additionally, upon completion of the IPO, convertible debt and warrants representing $94.0 million of debt and warrant liabilities reflected on the Company’s balance sheet were automatically converted or exercised, as applicable, into the Company’s common stock.  In June 2012, the Company raised gross proceeds of $10.5 million of equity capital in a private placement.

2. COLLABORATIVE ARRANGEMENTS

Joint Marketing VFX Services Agreement

Reliance MediaWorks (“RMW”) Redefined VFX Production Services and New Licensing Agreements

On August 1, 2012, RMW and DDMG redefined their previous agreement to include a contract for RMW to train Indian visual effects professionals to staff the new production studio that DDMG is developing in Abu Dhabi.  The companies will continue to collaborate on visual effects and 2D-to-3D conversion services work for feature films; however, DDMG will compensate RMW on the basis of work performed, without the guaranteed minimum included in the prior agreement.  Terms of the new agreement allow DDMG to reduce its unutilized labor expense moving forward.  Additionally, under the new partnership, RMW also licensed DDMG’s technology patents covering 2D-to-3D conversion for $3.2 million.

Previously, on July 8, 2011 Digital Domain Productions, Inc. (“DDPI”), a wholly owned subsidiary of our subsidiary Digital Domain, entered into a Joint Marketing and Production VFX Services Agreement with RelianceMediaWorks Limited, a film and entertainment services company headquartered in Mumbai, India. The term of this agreement was to be three years, subject to Digital Domain Productions, Inc.’s option to extend for a fourth year. Pursuant to the terms of this agreement, RMW was responsible for creating and staffing studio facilities in both Mumbai and London, England, through which DDPI was to provide VFX services to its clients worldwide. In consideration of RMW’s obligation to provide Digital Domain Productions, Inc. with turnkey studio facilities in these two cities, DDPI had agreed to guarantee to RMW specified minimum monthly levels of production revenues generated at these facilities from DDPI’s VFX projects.

From the inception of these agreements through June 30, 2012, the Company recognized $7.4 million in expense, including $4.7 million expensed during the six months ended June 30, 2012.  Through that date, we had paid $2.9 million to RMW and the remaining $4.5 million is included in accounts payable and accrued liabilities on the accompanying condensed consolidated balance sheet.

Co-Production in Feature Film Project

On February 15, 2011, the Company entered into an Investment and Production Agreement with Ender’s Game Holdings LLC (“EGH”) and OddLot Entertainment LLC (“OLE”) effective as of April 18, 2011, to provide financing and production services to co-produce the VFX action movie Ender’s Game. Principal photography for Ender’s Game began February 27, 2012, in New Orleans. The picture has a production budget slightly in excess of $100 million and is scheduled for theatrical release in the fall of 2013. Distribution services are to be provided by Summit Entertainment. As of June 30, 2012 the Company had provided $17.2 million in financing, which is included in film inventory on the accompanying condensed consolidated balance sheet. See Note 10 for further discussion.

Digital Domain Galloping Horse Studio

On March 30, 2012, the Company entered into an Amended and Restated Formation and Joint Venture Agreement (“the Agreement”) with Beijing Galloping Horse Film Co., Ltd. (“GH”), a corporation organized under the laws of the People’s Republic of China (the “PRC”) and a shareholder of the Company, which amends and restates the “Digital Domain Galloping Horse Studio” Alliance Term Sheet entered into by and between the parties, dated November 18, 2011. Pursuant to the Agreement, the parties have agreed to form a joint venture company for the purpose of creating, owning and operating a studio to be located in the PRC to (i) provide computer-generated animation and digital visual effects (including high-quality 3D content and conversion into 3D of existing film and TV libraries originally created in 2D) (collectively, “VFX”) services (the “VFX Business”) in the PRC, Taiwan, Hong Kong and Macau (the “Territory”), and (ii) develop a range of media and entertainment services, including, without limitation, proprietary technologies and entertainment properties, as may be agreed upon by the parties (the “China Studio”). The Company and GH are each initially to own 50% of the equity interests in the JV, with each party having the right to designate two members of the JV’s four member board of directors.

Pursuant to the Agreement, (A) GH is obligated to (i) contribute and assign to the JV certain specified VFX contracts awarded to it, (ii) provide the land for the China Studio to the JV, under a nominal cost lease, (iii) fund the construction and build-out costs for the China Studio, in an amount not to exceed $50,000,000, and (iv) provide temporary professional facilities for the use of the China Studio under a nominal cost lease to the JV; and (B) the Company is obligated to (i) grant to the JV, for the term thereof, an exclusive, worldwide (with respect to marketing), royalty-free site license to use only in the Territory in connection with the VFX Business of the JV the intellectual property rights of the Company and its subsidiaries relating to the VFX Business, (ii) design and supervise the build-out of the China Studio’s professional facilities, and (iii) provide, at its cost, training for the professional personnel to be employed by the JV and to provide VFX services on behalf of the JV. Pursuant to the Agreement, each of the Company and GH has agreed that the other party will be its exclusive partner for all VFX-related services that it performs in the Territory, the Company has agreed not to compete with the VFX Business of the JV in the Territory, and GH has agreed not to compete with the VFX Business of the JV in any location worldwide, including the Territory. The transfer by either party of its equity interests in the JV is subject to a number of restrictions under the Agreement. Upon either party’s default under a material term of the Agreement, or the occurrence of any other “default event” with respect to either party, the Agreement provides the non-defaulting party with a number of remedies, including the right to buy-out the defaulting party’s equity interest in the JV at a price equal to 70% of the fair market value of such interest.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation — the consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). In the opinion of management, these financial statements, including unaudited financial statements for the interim periods, contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results that may be expected for the full years. Included are the following consolidated financial statements:

•                  Consolidated balance sheets as of June 30, 2012 (unaudited) and December 31, 2011,

•                  Consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2012 and 2011 (unaudited) and

•                  Consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 (unaudited).

The accompanying consolidated financial statements include the accounts of Digital Domain Media Group, Inc. its majority-owned subsidiaries, Digital Domain, Inc. and Digital Domain Institute, Inc. (“DDI”); and its wholly-owned subsidiaries Tradition Studio, Inc., Digital Domain Stereo Group, Inc., DDH Land Holdings LLC, DDH Land Holdings II, LLC, Digital Domain International, Inc. and Digital Domain Tactical, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The Company utilized the following assumptions for determination of the fair value of warrant and other-debt related liabilities and warrants issued to service providers as of June 30, 2012 and December 31, 2011, respectively (fair value stated in thousands):

	Comvest	Falcon	Comvest		Senior
	Common Stock	Notes	Capital II	Senior	Notes		PIPE	Galloping
	Conversion	Bridge	Protective	Notes	Conversion	PIPE	Adjustment	Horse
Fair Value of Warrant Liabilities	Rights	Warrants	Put	Warrants	Warrants	Warrants	Right	Put

June 30, 2012 (unaudited)
Fair value of liability	$14,624	$4,119	—	$6,395	$28,408	$1,414	$6,177	$1,480
Term in months	48	18	—	58	58	65	65	6
Risk free interest rate	0.84%	0.33%	—	0.70%	0.70%	0.81%	0.81%	0.16%
Volatility	55.30%	32.61%	—	53.30%	53.30%	51.30%	51.30%	42.63%
Dividend rate	—	—	—	—	—	—	—	—

December 31, 2011
Fair value of liability	$17,748	$3,914	$5,730	—	—	—	—	—
Term in months	54	24	54	—	—	—	—	—
Risk free interest rate	0.71%	0.24%	0.71%	—	—	—	—	—
Volatility	75.93%	39.59%	75.93%	—	—	—	—	—
Dividend rate	—	—	—	—	—	—	—	—

Warrants Issued to Service Providers	Provider Award 1	Provider Award 2	Provider Award 3	Provider Award 4

June 30, 2012 (unaudited)
Warrants issued to service providers	$767	$808	$309	$478
Term in months	60	24	24	24
Risk free interest rate	1.03%	0.26%	0.33%	0.26%
Dividend rate	—	—	—	—

December 31, 2011
Warrants issued to service providers	$—	$—	$—	$—
Term in months	—	—	—	—
Risk free interest rate	—	—	—	—
Dividend rate	—	—	—	—

Assets Measured at Fair Value on a Non-Recurring Basis

During 2010, the Company acquired two parcels of land in connection with grants from governmental entities. These parcels of land were valued on May 25, 2010 and September 27, 2010 for $10.5 million and $9.8 million, respectively. The valuations were determined using Level 3 inputs. These amounts are included in Property and equipment-net and deferred land grant revenue in the accompanying consolidated balance sheet as of June 30, 2012.  The Company moved into its new headquarters building in December 2011 where one of these parcels of land is located.  Accordingly, the Company began the recognition of the grant revenue related to this land grant in 2012.  The Company recognized $0.3 million of such grant revenue in the six months ended June 30, 2012.

As of June 30, 2012, Goodwill and intangible assets other than goodwill relate to the acquisition of Digital Domain, which occurred on October 15, 2009 and the acquisition of In-Three, which occurred on November 22, 2010. The fair value of Goodwill and intangible assets other than goodwill is subjective and based on estimates rather than precise calculations. The fair value measurement for Goodwill and intangible assets other than goodwill uses significant unobservable inputs that reflect management’s assumptions about the estimates that market participants would use in measuring fair value including assumptions about risk. A combination of valuation techniques is used, including (i) an income approach, which utilizes a discounted cash flow analysis using the Company’s weighted-average cost of capital rate, and (ii) the market approach, which compares the fair value of the subject company to similar companies that have been sold whose ownership interests are publicly traded.

Earnings Per Share — Basic earnings per share is computed based upon the weighted-average number of shares outstanding, including nominal issuances of common share equivalents, for each period presented. Fully-diluted, earnings per share is computed based upon the weighted-average number of shares and dilutive share equivalents outstanding for each period presented. Due to the Company’s net losses for the three and six months ended June 30, 2012 and 2011, respectively, the inclusion of dilutive common share equivalents in the calculation of diluted earnings per share would be anti-dilutive. These common stock equivalents include stock options, warrants, convertible debt securities and rights to exchange shares of DDI’s common stock for shares of the Company’s Common Stock. Thus, the common share equivalents have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2012 and 2011, respectively.

The potential dilutive securities outstanding that were excluded from the computation of diluted net loss per share for the following periods, because their inclusion would have had an anti-dilutive effect, are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Stock options issued under 2010 stock plan	6,161,872	3,578,499	6,161,872	3,578,499
Investor warrants	703,842	1,012,502	703,842	1,012,502
Convertible stock of subsidiary	—	1,869,160	—	1,869,160
Lender warrants	11,077,107	9,360,847	11,077,107	9,360,847
Convertible preferred stock	—	6,527,023	—	6,527,023
Placement agent and other warrants	1,391,132	202,500	1,391,132	202,500
Total	19,333,953	22,550,531	19,333,953	22,550,531

Certain dilutive share equivalents including a warrant and convertible note are dilutive in the calculation of diluted earnings per share. The effects of these dilutive share equivalents on loss per share are summarized as follows:

	Three Months Ended		Six Months Ended
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Reconciliation of diluted loss per share:
Loss before non-controlling interests	$(36,723)	$(73,123)	$(52,288)	$(112,051)
Adjustment for effect of as-if converted securities, net of tax:
Convertible note	(6,767)	—	(6,767)	—
	(43,490)	(73,123)	(59,055)	(112,051)
Net loss attributable to non-controlling interests	825	1,264	1,558	1,067
Net loss attributable to common stockholders	$(42,665)	$(71,859)	$(57,497)	$(110,984)

Weighted average number of common shares outstanding:
Basic	41,907,598	15,885,271	40,942,009	15,052,696
Adjustment for effect of as-if converted securities, net of tax:
Convertible note	3,221,414	—	3,221,414	—
Diluted	45,129,012	15,885,271	44,163,423	15,052,696

Diluted loss per share:
Loss before non-controlling interests	$(0.97)	$(4.60)	$(1.34)	$(7.44)
Net loss attributable to non-controlling interests	0.02	0.08	0.04	0.07
Diluted loss per share attributable to common stockholders	$(0.95)	$(4.52)	$(1.30)	$(7.37)

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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU amends current guidance by allowing an entity the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The provisions of this ASU are effective for annual periods beginning after September 15, 2012, with early adoption permitted. The impact on the Company’s consolidated financial statements upon adoption of this guidance has not yet been determined by the Company.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU amends current guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under this amendment, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 applies to all companies that have goodwill reported in their financial statements. The provisions of this ASU are effective for reporting periods beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (‘‘ASU No. 2011-05’’). This ASU improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (‘‘OCI’’) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in ASU No. 2011-05 require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from OCI to net income, in both net income and OCI. This ASU does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, this ASU does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. The adoption of this guidance is for disclosure purposes only.

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

5. NON-CONTROLLING INTERESTS

Changes in the non-controlling interest amounts of our subsidiaries for the six months ended June 30, 2012 (unaudited) were as follows (in thousands):

Balance at December 31, 2011	$6,438
Issuance of common stock upon exchange of stock in subsidiary	(3,297)
Foreign currency translation gain	2
Net loss attributable to non-controlling interests	(1,558)
Balance at June 30, 2012 (unaudited)	$1,585

During the six months ended June 30, 2012, the Company’s subsidiary Digital Domain realized a net loss of $11.3 million. Pursuant to the requirements under FASB ASC Topic 810, Consolidation, the Company allocates Digital Domain’s earnings to non-controlling interests based on the percentage of common stock of Digital Domain not owned by the Company. Intercompany transactions are eliminated in consolidation but impact the net earnings of each of the respective entities and as such affect amounts allocated to non-controlling interests. During the six months ended June 30, 2012, $9.8 million of Digital Domain’s net loss was allocated to accumulated deficit representing the Company’s proportionate holdings in Digital Domain common stock outstanding (an average of 86.7%) and the remaining 13.3% of Digital Domain’s net loss, amounting to $1.5 million, was allocated to non-controlling interests.  During the six months ended June 30, 2011, $4.5 million of Digital Domain’s net loss was allocated to accumulated deficit representing the Company’s proportionate holdings in Digital Domain common stock outstanding (an average of 81.0%), and the remaining 19.0% of Digital Domain’s net loss, amounting to $1.1 million, was allocated to non-controlling interests.

In a similar manner, the Company’s subsidiary Digital Domain Institute, Inc. (“DDI”) incurred a net loss of $1.5 million during the six months ended June 30, 2012. Of this amount, $1.4 million was allocated to the accumulated deficit and $0.1 million was allocated to non-controlling interests.  During the six months ended June 30, 2012, certain stockholders of DDI exchanged 3,250,000 shares of DDI stock for 2,699,776 shares of the Company’s common stock.  Upon these exchanges, the Company reclassified $3.3 million of equity attributable to non-controlling interests to additional paid in capital.

6. CONTRACTS RECEIVABLE

The following shows the elements of accounts receivable from contracts as of June 30, 2012 (unaudited) and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011
	(unaudited)
Costs incurred on uncompleted contracts	$60,519	$46,700
Accrued profit on uncompleted contracts	13,559	15,412
	74,078	62,112
Less billings to date	(83,732)	(68,404)
Unbilled receivables and advance payments on uncompleted contracts	$(9,654)	$(6,292)

Unbilled Receivables:

Unbilled receivables	$4,400	$513
Advance payments	(14,054)	(6,805)
	$(9,654)	$(6,292)

Summary:

Billed:
Completed contracts	$1,417	$900
Contracts in process	4,181	1,033
Retained	—	—
	5,598	1,933
Unbilled	4,400	513
	$9,998	$2,446

In addition to contract receivables, the Company had other receivables of $4.1 million as of June 30, 2012.  Other receivables include $3.2 million in licensing fees for the prior use of patented technology converting 2D content to 3D, see Note 2 for further discussion; $0.6 million in foreign tax receivables; and $0.3 million in grant and royalty receivables.

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

The proceeds from the bonds were recorded in Cash, held in trust, and the obligation as Government lease obligation in the condensed consolidated balance sheet as of June 30, 2012. Through June 30, 2012 (unaudited) and December 31, 2011, the following activities have been recognized (in thousands):

	Cash Held in Trust	Payments From Operating Cash	Property & Equipment, Net	Government Lease Obligation, Net	Accrued Interest on Leases	Interest Expense	Accrued Construction Expenses to be Funded by Cash, Held in Trust
Balance at December 31, 2010	$31,219	$—	$7,686	$(38,301)	$(661)	$57	$—
Construction in progress - paid by December 31, 2011	(18,644)	—	18,644	—	—	—	—
Construction costs held in retainer	—	—	1,789	—	—	—	(1,789)
Recognition of interest expense, capitalized and expensed, net	—	—	1,859	(413)	(1,973)	527	—
Purchase of property and equipment place into service	(3,920)	—	3,920	—	—	—	—
Amortization of OID and issuance costs	—	—	117	(117)	—	—	—
Issuance cost made available for construction uses	—	—	63	(63)	—	—	—
Payment of accrued interest, net	(1,973)	—	—	—	1,973	—	—
Balance at December 31, 2011	6,682	—	34,078	(38,894)	(661)	584	(1,789)
Construction in progress - paid by June 30, 2012	(1,789)	—	—	—	—	—	1,789
Payment to the City	2,740	(2,740)	—	—	—	—	—
Recognition of interest expense, capitalized and expensed, net	—	—	—	(326)	(885)	1,211	—
Payment by the City for interest	(990)	—	—	—	990	—	—
Balance at June 30, 2012 (unaudited)	$6,643	$(2,740)	$34,078	$(39,220)	$(556)	$1,795	$—

In addition to the amounts disclosed above, the Company incurred $0.7 million of primarily internal costs associated with the building project that are capitalized in accordance with ASC 310-20, and will pay approximately $0.4 million of costs over-runs accrued in the Company’s Consolidated Balance Sheet as of June 30, 2012. The Company also incurred $3.2 million for leasehold improvements related to the building project.

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

In accordance with being considered the owner of the asset under construction during the construction phase of the project and continuing to be deemed the owner upon occupancy of the building, the Company accounts for the building and equipment, related depreciation, lease obligations, accrued interest, and cash held in trust, on its consolidated balance sheets and in its statements of operations. Interest expense associated with the lease is being recognized using an effective rate of 7.6% based on the Company’s cash flows to service the lease requirements pursuant to the lease agreement. In accordance with FASB ASC 310-20, the Company considered the initial amounts held to service interest during the construction phase and the debt service reserve, as fees paid at the inception of the loan.

8. PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2012 (unaudited) and December 31, 2011 consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
	(Unaudited)
Building	$27,590	$27,590
Land	21,330	21,330
Computer equipment	25,159	23,763
Computer software	15,829	13,017
Leasehold improvements	8,200	6,902
Machinery and equipment	2,910	2,823
Office equipment, furniture and fixtures	5,367	4,864
Total property and equipment - cost	106,385	100,289
Less accumulated depreciation and amortization	(27,902)	(20,148)
Total property and equipment - net	$78,483	$80,141

Computer software in the table above includes capitalized costs related to internally developed computer software. The Company capitalized $0.4 million of internally developed software costs during the six months ended June 30, 2012.  There were no additions to such capitalized costs for the six months ended June 30, 2011. The gross carrying amount of capitalized costs associated with internally developed computer software as of June 30, 2012 (unaudited) and December 31, 2011 $4.9 million and $4.5 million, respectively. As of June 30, 2012 (unaudited) and December 31, 2011, the accumulated depreciation on the capitalized costs associated with internally developed computer software was $2.1 million and $1.8 million, respectively.

The capitalized costs related to internally developed software are being depreciated on a straight-line basis over each asset’s estimated useful life that ranges from three to four years.

As of June 30, 2012 (unaudited) and December 31, 2011, the gross carrying amount of property and equipment recorded under capital leases were each $4.5 million. As of these dates, the accumulated depreciation on these leased assets was $3.6 million and $3.0 million, respectively.

Depreciation and amortization expense on property and equipment totaled $7.8 million, and $5.7 million for the six months ended June 30, 2012 and 2011, respectively (unaudited).

9. INTANGIBLE ASSETS AND GOODWILL

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and more frequently if events or changes in circumstances indicate the assets may be impaired. The Company determined there were no events or changes in circumstances that indicate that carrying values of goodwill, indefinite-lived intangible assets, or other intangible assets subject to amortization may not be recoverable as of June 30, 2012 and December 31, 2011.

The following table provides information regarding changes in goodwill and indefinite-lived intangible assets during the six months ended June 30, 2012 (unaudited, in thousands):

Goodwill & intangible assets not subject to amortization:

	Goodwill	Trade Name
Balance, December 31, 2011	$18,081	$15,410
Changes recognized upon acquisitions or impairment	—	—
Balance, June 30, 2012 (unaudited)	$18,081	$15,410

The following tables present information regarding intangible assets with finite lives, all of which were recorded upon the acquisitions of Digital Domain and In-Three, at June 30, 2012 (unaudited) and December 31, 2011 (dollars in thousands):

	June 30, 2012 (Unaudited)
				Remaining
	Gross Carrying	Accumulated		Lives
	Amount	Amortization	Net Amount	(Months)
Unpatented technology	$25,910	$(7,099)	$18,811	102
Patents	420	(42)	378	162
Titanic participation rights	1,800	(330)	1,470	147
Customer relationships	300	(55)	245	147
Proprietary software	5,900	(1,319)	4,581	207
Total identified intangible assets	$34,330	$(8,845)	$25,485

	December 31, 2011
				Remaining
	Gross Carrying	Accumulated		Lives
	Amount	Amortization	Net Amount	(Months)
Unpatented technology	$25,910	$(5,804)	$20,106	108
Patents	420	(28)	392	168
Titanic participation rights	1,800	(270)	1,530	153
Customer relationships	300	(45)	255	153
Proprietary software	5,900	(972)	4,928	213
Total identified intangible assets	$34,330	$(7,119)	$27,211

Amortization expense for intangible assets with finite lives was $1.7 million for both of the six months ended June 30, 2012 and 2011.

The estimated future amortization expense as of June 30, 2012 (unaudited) is as follows (in thousands):

June 30,
2012
(Unaudited)
2012 (remaining 2012 at June 30, 2012)	$1,725
2013	3,451
2014	2,984
2015	2,984
2016	2,984
Thereafter	11,357
Total	$25,485

10. FILM INVENTORY

Film inventory as of June 30, 2012 (unaudited) and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
In-production:
Animation	$11,330	$3,926
Live-action	17,201	2,205
Total in-production	28,531	6,131
In-development	827	794
Total film inventory	$29,358	$6,925

11. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities as of June 30, 2012 (unaudited) and December 31, 2011 are summarized as follows (in thousands):

	June 30, 2012	December 31, 2011
	(unaudited)
Accounts payable	$10,342	$6,491
Accrued wages and employee benefits	8,120	4,954
Accrued professional fees	1,145	1,302
Accrued outsource labor	4,512	2,149
Accrued tax credits	2,365	2,365
Accrued litigation settlement	5,000	—
Other accrued expenses	2,289	4,213
Total accounts payable and accrued liabilities	$33,773	$21,474

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

The Company recognized income tax expense of $0.3 million for the six months ended June 30, 2011 for foreign income taxes based on the then expected effective income tax rate.  No federal, state and local tax benefit was recorded during the six months ended June 30, 2012 and 2011, respectively, for the Company’s pretax loss, because the future realizability of such benefits was not considered to be more likely than not.

13. NOTES PAYABLE AND RELATED FINANCING TRANSACTIONS

Summaries of convertible and other notes payable as of June 30, 2012 (unaudited) and December 31, 2011 are as follows (in thousands):

	June 30, 2012 (Unaudited)
	Convertible	Convertible	Other
	Senior	Subordinated	Notes	Net
	Notes	Note	Payable	Debt
Face amount	$35,375	$8,000	$3,000	$46,375
Unamortized discount	(29,218)	(2,764)	—	(31,982)
Net debt	6,157	5,236	3,000	14,393
Less current portion	(5,091)	—	(3,000)	(8,091)
Long-term portion	$1,066	$5,236	$—	$6,302

	December 31, 2011
	Comvest	Comvest	Comvest
	Convertible	Lender	Revolver	Net
	Note Payable	Note Payable	Note Payable	Debt
Face amount	$8,000	$12,000	$7,400	$27,400
Unamortized discount	(7,545)	(1,120)	(668)	(9,333)
Net debt	455	10,880	6,732	18,067
Less current portion	—	(10,880)	(6,732)	(17,612)
Long-term portion	$455	$—	$—	$455

Principal maturities of debt at June 30, 2012 (unaudited) are as follows (in thousands):

June 30,
2012

2012 (remaining 2012 at June 30, 2012)	$4,273
2013	7,636
2014	7,636
2015	7,636
2016	15,637
2017	3,557
Total face amount	46,375
Less amounts representing debt discount	(31,982)
Net debt	$14,393

The changes in net debt for the six months ended June 30, 2012 (unaudited) and the year ended December 31, 2011 are as follows (in thousands):

	Comvest	Comvest	Comvest	Convertible	Convertible	Other
	Convertible	Lender	Revolver	Senior	Subordinated	Notes	Total
	Note Payable	Note Payable	Note Payable	Notes	Note	Payable	Net Debt
Net debt, December 31, 2011	$455	$10,880	$6,732	$—	$—	—	$18,067
New borrowings	—	—	—	35,000	8,000	3,000	46,000
Capitalization of loan modification fee	—	100	—	—	—	—	100
Recognition of debt discounts	(44)	(165)	(41)	(30,014)	(2,804)	—	(33,068)
Amortization of debt discounts	349	539	311	1,171	40	—	2,410
Capitalized interest	218	—	53	—	—	—	271
Debt restructuring	2,380	—	—	—	—	—	2,380
Debt extinguishments	4,860	746	397	—	—	—	6,003
Debt repayments	(8,218)	(12,100)	(7,452)	—	—	—	(27,770)
Net debt, June 30, 2012 (unaudited)	$—	$—	$—	$6,157	$5,236	$3,000	$14,393

Interest and Financing Expense — The components of interest expense for the three and six months ended June 30, 2012 and 2011 are as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Issuance of and changes in fair value of warrant and other debt-related liabilities	$3,584	$46,295	$(700)	$75,260
Amortization of discount and issuance costs on notes payable	1,987	3,545	3,586	6,558
Losses on debt extinguishments	7,016	2,226	7,016	2,226
Interest expense on notes payable	925	708	1,595	1,210
Interest expense on capital and governmental lease obligations	658	(6)	1,328	312
Total interest expense	$14,170	$52,768	$12,825	$85,566

Debt transactions in the six months ended June 30, 2012 — On February 23, 2012, the convertible note with Comvest was restructured.  This restructuring included amending Comvest’s protective put (see Note 14) from $4.50 per share to $6.00 per share.  Additionally, certain loan covenants were amended and Comvest forgave certain penalty interest payments due Comvest for breaches of loan covenants.  The Company received a redemption feature to allow the Company to redeem 50% of the post-conversion shares of the convertible note at the purchase price of $6.00 per share prior to the expiration of the protective put.  The effect of this restructuring was to increase the carrying value of the Comvest convertible note by $2.4 million and decrease warrant liabilities by the same amount.

On March 19, 2012, the Company borrowed $3.0 million from Legend Pictures Funding, LLC (“Legendary Pictures”).  This note bears simple interest at a rate of 8% per annum.  The maturity date of this note is July 18, 2012.  On July 18, 2012, Legendary Pictures extended the maturity due date of the $3.0 million convertible note issued to it by the Company on March 19, 2012 (the “Legendary Note”) from July 18, 2012 to July 23, 2012.  The Company has received an extension and an agreement with Warner Brothers, a related party of Legendary Pictures and is a customer of the Company.  This agreements states that the loan with Legendary Pictures will be repaid once the Company collects on its accounts receivable with Warner Brothers.

On March 30, 2012, the Company incurred a liability to Comvest of $0.3 million for a waiver upon default of certain loan covenants.  This amount was recognized as additional debt discount and was allocated to the three Comvest notes based on the face value of the notes at that time.

The Comvest convertible note gives the Company the option to pay the interest expense each month in cash or in-kind by adding the monthly interest to the face amount of the note.  The Company elected this option for the period from February 1, 2012 through May 7, 2012.  The Company paid monthly interest at 10% per annum related to the Comvest revolver note payable.  Beginning January 1, 2012, the Company incurred an additional interest expense each month of 2% per annum, which was added to the revolver note face value.  The total amount of capitalized interest recorded for these two loans during the six months ended June 30, 2012 aggregated $0.3 million.

Comvest charged the Company $0.1 million for certain actions it took on the Company’s behalf.  This amount was added to the Comvest Lender Note Payable during the six months ended June 30, 2012.

Sale and Issuance of Convertible Notes and Warrants

On May 6, 2012, the Company entered into a securities purchase agreement (the “May 2012 Purchase Agreement”) with a group of institutional investors (the “May 2012 Purchasers”) pursuant to which we issued and sold to the May 2012 Purchasers senior secured convertible notes in the aggregate original principal amount of $35.0 million (the “Senior Notes”) and warrants (the “May 2012 Warrants”) to initially purchase up to 1,260,288 shares of our Common Stock, for an aggregate purchase price of $35.0 million. The initial conversion price of the Senior Notes was $9.72 per share, subject to adjustment as provided in the Senior Notes. The initial exercise price of the May 2012 Warrants was $9.72 per share, subject to adjustment as provided in the May 2012 Warrants. Such issuance and sale were consummated on May 7, 2012.

On June 7, 2012, in connection with the PIPE offering (see Note 15), each of the May 2012 Purchasers entered into a Consent and Waiver pursuant to which the Company and each of the May 2012 Purchasers agreed that, notwithstanding any contrary provisions of the Senior Notes and the May 2012 Warrants, immediately after giving effect to the issuance and sale of securities pursuant to the PIPE offering, the conversion price of the Senior Notes and the exercise price of the May 2012 Warrants were each adjusted so as to equal $6.00. As of June 30, 2012, the Senior Notes, inclusive of estimated future interest, and the May 2012 Warrants were convertible or exercisable, as applicable, into 8,491,233 and 2,041,666 shares of our Common Stock, respectively.

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

Such redemption amount would be based on the then outstanding principal, accrued interest, and foregone interest (the “Make Whole Amount”), collectively referred to as the “Conversion Amount”, except in certain situations, the amount subject to redemption shall be redeemed by the Company at a price equal to the greater of (i) the product of (A) the Conversion Amount to be redeemed multiplied by (B) the Redemption Premium, and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect at such time as the Holder delivers an Event of Default Redemption Notice multiplied by (Y) the product of (1) the Redemption Premium multiplied by (2) the greatest Closing Sale Price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Event of Default and ending on the date the Company makes the entire payment required to be made.

The redemption amount in regard to a Change of Control is calculated a price equal to the greatest of (i) the product of (w) the Change of Control Redemption Premium multiplied by (y) the Conversion Amount being redeemed, (ii) the product of (x) the Change of Control Redemption Premium multiplied by (y) the product of (A) the Conversion  Amount being redeemed multiplied by (B) the quotient determined by dividing (I) the greatest Closing Sale Price of the Common Stock during the period beginning on the date immediately preceding the earlier to occur of (I) the consummation  of  the  Change  of  Control  and  (2)  the public  announcement  of  such Change of Control and ending on the date the Purchasers deliver the Change of Control Redemption Notice by (II) the Conversion Price then in effect and (iii) the product of (y) the Change of Control Redemption Premium multiplied by (z) the product of (A) the Conversion Amount being redeemed multiplied by (B) the quotient of (I) the aggregate cash consideration and the aggregate cash value of any non-cash consideration per share of Common Stock to be paid to the holders of the shares of Common Stock upon consummation of such Change of Control (any such non-cash consideration constituting publicly-traded securities shall be valued at the highest of the Closing Sale Price of such securities as of the Trading Day immediately prior to the consummation of such Change of Control, the Closing Sale Price of such securities on the Trading Day immediately following the public announcement of such proposed Change of Control and the Closing Sale Price of such securities on the Trading Day immediately prior to the public announcement of such proposed Change of Control) divided by (II) the Conversion Price then in effect (the “Change of Control Redemption Price”).

In addition, the Purchasers can redeem the Senior Notes starting at the 30 month anniversary of the inception date (the “30 Month Put Right”).  The 30 Month Put Right, if exercised, would result payment of the then outstanding principal, accrued interest and the then Make-Whole Amount. The Senior Notes also contain, among other things, certain affirmative and negative covenants, including, without limitation, limitations on indebtedness, registration and listing requirements, liens and restricted payments and certain financial covenants.

So long as the Senior Notes are outstanding, the Company’s Available Cash, as defined, shall as of (a) July 2, 2012 equal or exceed $7.5 million, (b) the last Trading Day in each calendar month in the Fiscal Quarter ending September 30, 2012 shall equal or exceed $7.5 million, (c) September 30, 2012 shall equal or exceed $10 million and (d) the last Trading Day in each calendar month in the Fiscal Quarter ending December 31, 2012 and each Fiscal Quarter thereafter shall equal or exceed $10 million (the “Available Cash Test”).

In addition, so long as this Note is outstanding, the Company’s Free Cash Flow, as defined (a) in the aggregate for the Fiscal Quarters ending June 30, 2012 and September 30, 2012 shall not be less than $3.0 million, (b) in the aggregate for the Fiscal Quarters ending June 30, 2012, September 30, 2012 and December 31, 2012 shall not be less than $5 million and (c) in any Fiscal Quarter thereafter, shall be greater than or equal to zero (the “Free Cash Flow Test”).

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

If the quotient of the Volume Weighted Average Price “(VWAP”) of the Common Stock for each Trading Day in the thirty (30) consecutive Trading Day period ending and including the Trading Day immediately preceding such date of determination, divided by (II) thirty (30) is less than $4.42 prior to an installment payment being due, the installments are due in cash.

Also, if the (I) the sum of the VWAP of the Common Stock for each Trading Day in the thirty (30) consecutive Trading Day period ending and including the Trading Day immediately preceding such date of determination, divided by (II) thirty (30) is less than $3.54, the Maturity Date shall automatically be modified to the earlier of (x) the Maturity Date in effect immediately prior to the initial occurrence of a Price Installment Failure and (y) the later of (x) November 7, 2013 and (y) the ninetieth (90th) calendar day after the date of the such initial Price Installment Failure.

On certain Adjustment Dates (as such term is defined in the Senior Notes), the conversion price applicable to the Senior Notes will be adjusted to the lesser of (a) the then-current conversion price and (b) the market price of the Company’s common stock on such date. The Senior Notes have anti-dilution protection in the event that the Company issues securities at an equivalent value less than the conversion price, and the conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. The Company has agreed to pay each amortization payment in shares of the Company’s common stock, provided that certain conditions are met. The conversion rate applicable to any amortization payment in shares of the Company’s common stock will be the lower of (a) the conversion price then in effect and (b) a price equal to 85.0% of (i) the aggregate of the volume-weighted average prices of the Company’s shares of common stock for each of the ten lowest trading days during the 20 consecutive trading day period ending on the applicable amortization payment date, divided by (ii) 10. The Senior Notes also have anti-dilution protection in the event that the Company issues securities at an equivalent value less than the applicable conversion price, and the conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions.

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

Under the terms of the Warrants, the holders thereof are entitled to exercise during the five-year period beginning on the closing date. On certain Adjustment Dates (as defined in the Warrants), the exercise price applicable to the Warrants will be adjusted to the lesser of (a) the then-current exercise price and (b) the market price of the Company’s common stock on such date. The exercise price of the Warrants is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. The Company is generally prohibited from issuing shares of common stock upon exercise of the Warrants if such exercise would cause the Company to breach its obligations under the rules or regulations of the New York Stock Exchange, or such other stock market on which the Company’s common stock is then traded.

The Senior Notes and May 2012 warrants both contain provisions that can require cash settlement in the event that the Company cannot deliver common shares as requirement by the provisions of these agreements.  In certain cases, the Purchaser may buy the equivalent number of shares in the market place and put the value of such shares back to the Company.  Accordingly, at inception, the Company bifurcated from the host instrument, among other things the conversion features as well as the various redemption features discussed above and valued such items as a compound derivative using a Monte Carlo model.  At inception, these derivatives were recorded as a liability, with an offsetting debt discount in the amount of $25.0 million.  At June 30, 2012, the value of such of such compound derivative was $28.4 million, with the difference being recorded in the condensed consolidated statement of operations as a change in the fair value of warrant and other debt-related liabilities.  The May 2012 Warrants were also recorded at inception as warrant liabilities and valued at $5.0 million using a Monte Carlo model, with an offsetting debt discount.  At June 30, 2012, the value of the 2012 Warrants was $6.4 million, with the difference being recorded in the condensed consolidated statement of operations as a change in the fair value of warrant and other debt-related liabilities.

As discussed in Note 15 and above, the provisions of the transactions on May 7, 2012 and June 8, 2012, in which the Senior Notes, May 2012 Warrants, Subordinated Note, and the PIPE offering contain provisions to adjust the conversion price of convertible notes and/or the exercise price of warrants, while increasing the number of common shares that such warrants are exercisable into, or issuing additional shares of common stock to the June 2012 Purchaser for no additional consideration on such Adjustment Dates as previously described. As these conditions are deemed outside of the control of the Company, the Company cannot conclude that it will have a sufficient number of authorized shares to settle its equity based contracts at the settlement date. The Company could; however, as of June 30, 2012, settle all of its equity based contracts based on then existing conversion prices of convertible notes and exercise prices of warrants. Accordingly, the Company, as of May 7, 2012, has adopted a sequencing approach based on earliest issuance date such that the classification of equity based instruments issued prior to May 7, 2012 would not be impacted as of the balance sheet date. Additionally, these warrants may be put to the Company upon a change of control at the option of the warrant holder.

In connection with the financing transaction described above, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) pursuant to which it agreed to file a registration statement with the Securities and Exchange Commission (the “Commission”) relating to the offer and sale by the Purchasers of the shares of the Company’s common stock issuable upon the conversion of the Senior Notes and the exercise of the Warrants. Pursuant to the terms of the Registration Rights Agreement, the Company is required to file the registration statement within 30 days of the closing date and to use its reasonable best efforts for the registration statement to be declared effective 90 days after the closing date. The Company accounts for registration rights payments in accordance with ASC 825-20,”Accounting for Registration Payment Arrangements (“ASC 825-20”).  As of June 30, 2012, the Company assessed at that point in time that it would more likely than not comply with the requirements of the Registration Rights Agreements and that any resulting penalties would be immaterial.

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

On August 2, 2012, the Company was advised by the Staff of the SEC that due to the large number of shares covered thereby compared to the number of outstanding shares held by non-affiliates of the Company, and the nature of the offering and the selling security holders, the offering described in the resale Registration Statement on Form S-1 filed by the Company on June 11, 2012 appears to the Staff to be a primary offering and is accordingly not eligible to be conducted on a continuous or delayed basis pursuant to Rule 415(a)(1)(i) of the Securities Act of 1933 on Form S-1. The Company is currently considering its response. Pursuant to the terms of the registration rights agreements entered into between the Company and each of the holders of the Senior Notes and the Subordinated Note, in the event that all of the shares of the Company’s common stock underlying the Senior Notes, the Subordinated Note and certain other securities held by such holders are not covered by an effective Registration Statement, the Company may be liable for certain registration delay penalties under the terms of such registration rights agreements.

Exchange of Outstanding Debt with Existing Lender

On May 6, 2012, concurrently with the execution and delivery of the Purchase Agreement, the Company entered into an Omnibus Consent and Agreement re Restructuring (the “Restructuring Agreement”) with Comvest Capital II, L.P. (“Comvest”), pursuant to which, among other things, the Company agreed to (i) use a portion of the proceeds received by it in connection with the financing transaction described above to make payments to Comvest with respect to the outstanding loans to the Company held by Comvest, such that the aggregate outstanding principal balance thereof was reduced to $8.0 million, and (ii) repurchase all but 145,000 shares (the “Retained Shares”) of the Company’s common stock received by Comvest upon full exercise of an outstanding warrant to purchase shares of the Company’s common stock held by Comvest for $2.5 million. The aggregate amount paid to Comvest in satisfaction of outstanding indebtedness and in repurchasing such shares, as described above, was $22.5 million, plus certain fees and expenses that the Company agreed to pay.

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

The indebtedness evidenced by the Subordinated Note bears interest at 10.0% per annum, compounded quarterly, payable quarterly in arrears, and matures on June 30, 2016. Upon the occurrence of an Event of Default (as such term is defined in the Subordinated Note), the interest rate shall be adjusted to a rate of up to 21.0% per annum, with the actual rate of such penalty interest to be contingent upon the nature of the Event of Default.  Comvest may require the Company to redeem all or any portion of the Subordinated Note upon the occurrence of an Event of Default (as such term is defined in the Subordinated Note).  Such redemption amount would be based on the then outstanding principal and accrued interest, and any Non-Principal amounts collectively referred to as the “Comvest Conversion Amount”, except in certain situations, the amount subject to redemption shall be redeemed by the Company at a price equal to the greater of (i) the product of (A) the Comvest Conversion Amount to be redeemed multiplied by (B) the Redemption Premium, and (ii) the product of (X) the Conversion Rate with respect to the Conversion Amount in effect at such time as the Company delivers an Event of Default Redemption Notice multiplied by (Y) the product of (1) the Redemption Premium multiplied by (2) the greatest Closing Sale Price of the Common Stock on any Trading Day during the period commencing on the date immediately preceding such Event of Default and ending on the date the Company makes the entire payment required to be made.  The Subordinated Note also contains, among other things, certain affirmative and negative covenants, including, without limitation, limitations on indebtedness, liens and restricted payments and certain financial covenants.

The initial conversion price under the Subordinated Note is (i) $2.50 per share for payment of any portion of the original principal amount and (ii) $5.50 per share for payment of any other amounts owing thereunder, subject to adjustment as provided in the Subordinated Note. On certain Adjustment Dates (as such term is defined in the Subordinated Note Agreement), the conversion price applicable to the Subordinated Note will be adjusted to the lesser of (a) the then-current conversion price and (b) the market price of the Company’s common stock on such date. The Subordinated Note has anti-dilution protection in the event that the Company issues securities at an equivalent value less than the conversion price, and the conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions. The Subordinated Note has anti-dilution protection in the event that the Company issues securities at an equivalent value less than the applicable conversion price, and the conversion price is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions.

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

The Subordinated Note contains provisions that can require cash settlement in the event that the Company cannot deliver common shares as requirement by the provisions of these agreements.  In certain cases, the Purchaser may buy the equivalent number of shares in the market place and put the value of such shares back to the Company.  Accordingly, at inception, the Company bifurcated from the host instrument, among other things the conversion features as well as the various redemption feature discussed above and valued such items as a compound derivative using a Monte Carlo model.  At inception, the Company recorded the difference of the derivatives under the Comvest Convertible Note and the Subordinated Note of $0.8 million in loss on debt extinguishment.  At inception the fair value of the Subordinated Note derivatives was $20.8 million.  At June 30, 2012, the value of such of such compound derivative was $14.6 million with the difference being recorded in the condensed consolidated statement of operations as a change in the fair value of warrant and other debt-related liabilities.  Conversion and Exercisability Considerations.  In addition, the Company recorded the Subordinated Note at fair value and recognized a debt discount of $2.8 million.

As discussed in Note 15 and above, the provisions of the transactions on May 7, 2012 and June 8, 2012, in which the Senior Notes, May 2012 Warrants, Subordinated Note, and the PIPE offering contain provisions to adjust the conversion price of convertible notes and/or the exercise price of warrants, while increasing the number of common shares that such warrants are exercisable into, or issuing additional shares of common stock to the June 2012 Purchaser for no additional consideration on such Adjustment Dates as previously described. As these conditions are deemed outside of the control of the Company, the Company cannot conclude that it will have a sufficient number of authorized shares to settle its equity based contracts at the settlement date. The Company could; however, as of June 30, 2012, settle all of its equity based contracts based on then existing conversion prices of convertible notes and exercise prices of warrants. Accordingly, the Company, as of May 7, 2012, has adopted a sequencing approach based on earliest issuance date such that the classification of equity based instruments issued prior to May 7, 2012 would not be impacted as of the balance sheet date.

In connection with the debt exchange transaction, the Company entered into a registration rights agreement with Comvest (the “Comvest Registration Rights Agreement”) pursuant to which it agreed to file a registration statement with the Commission relating to the offer and sale of the shares of the Company’s common stock issuable upon conversion of the Subordinated Note and the Retained Shares. Pursuant to the agreement, the Company is required to file the registration statement within 30 days of the closing date and to use its reasonable best efforts for the registration statement to be declared effective 90 days after the closing date of the debt exchange transaction. The Company accounts for registration rights payments in accordance with ASC 825-20,”Accounting for Registration Payment Arrangements (“ASC 825-20”).  As of June 30, 2012, the Company assessed at that point in time that it would more likely than not comply with the requirements of the Registration Rights Agreements and that any resulting penalties would be immaterial.

Upon payoff of the Comvest loans on May 7, 2012, The Company wrote off $1.9 million of unamortized deferred debt issue costs, $6.0 million of unamortized debt discounts and $1.9 million of a net asset position in warrant liabilities.  These losses were partially offset by a credit of $2.8 million to discount the Subordinated Note to fair value for a net loss on debt extinguishments of $7.0 million.

14. WARRANTS, OPTIONS AND OTHER DEBT-RELATED LIABILITIES

Summaries of warrant and other debt-related liabilities as of June 30, 2012 (unaudited) and December 31, 2011 are as follows (unaudited, in thousands):

	June 30,	December 31,
	2012	2011
Short-term warrant liabilities:
Comvest Capital II fee warrants	$—	$2,548
Galloping Horse put	1,480	—
Digital Domain Bridge Warrants	4,119	3,914
Total short-term warrant liabilities	5,599	6,462
Long-term warrant liabilities:
Comvest Capital II conversion warrants	14,624	15,200
Comvest Capital II protective put	—	5,730
Senior Notes warrants	6,395	—
Senior Notes conversion warrants	28,408	—
PIPE warrants	1,414	—
PIPE adjustment right	6,177	—
Total long-term warrant liabilities	57,018	20,930
Total warrant liabilities	$62,617	$27,392

The following table summarizes the warrant and other debt-related liabilities transactions from December 31, 2011 through June 30, 2012 (unaudited, in thousands):

	Comvest Capital II	Galloping Horse Put	Senior Notes Warrants	Senior Notes Conversion Warrants	PIPE Warrants	PIPE Adjustment Right	Digital Domain Bridge Warrants	Total
Balance, December 31, 2011	$23,478	$—	$—	$—	$—	—	$3,914	$27,392
Debt restructuring (see Note 13)	(2,380)	—	—	—	—	—	—	(2,380)
Recognition of put liability	—	1,917	—	—	—	—	—	1,917
Issuance of warrants, recognized as debt discounts	—	—	5,029	24,985	—	—	—	30,014
Issuance of warrants, recognized as additional paid in capital	—	—	—	—	1,742	6,322	—	8,064
Exercise of warrants	(3,565)	—	—	—	—	—	—	(3,565)
Debt extinguishments	1,875	—	—	—	—	—	—	1,875
Changes in fair value of warrants	(4,784)	(437)	1,366	3,423	(328)	(145)	205	(700)
Balance, June 30, 2012 (unaudited)	$14,624	$1,480	$6,395	$28,408	$1,414	$6,177	$4,119	$62,617

15.  SALE OF COMMON STOCK

PIPE Offering

On June 7, 2012,the Company entered into a securities purchase agreement (the “June 2012 Purchase Agreement”) with a group of institutional investors (the “June 2012 Purchasers”) pursuant to which it agreed to issue and sell to the June 2012 Purchasers an aggregate of 1,500,004 shares of our Common Stock at a purchase price of $7.00 per share, and warrants (the “June 2012 Warrants”) to purchase up to 600,000 additional shares of our Common Stock at an exercise price (subject to adjustment) of $8.05 per share, for an aggregate purchase price of $10.5 million (the “June 2012 Offering”). Such issuance and sale were consummated on June 8, 2012.

Under the terms of the June 2012 Purchase Agreement, on the date that is thirty trading days after the date of effectiveness of a resale registration statement covering the shares of Common Stock issued in connection with the June 2012 Offering and the shares of Common Stock underlying the June 2012 Warrants (and potentially on five other specified share adjustment dates), if the per-share purchase price paid by the June 2012 Purchasers in the June 2012 Offering is less than 85% of the average of the ten lowest dollar-volume-weighted prices of the Common Stock during the 20-trading-day period ending on such date, then the Company agreed to issue to the June 2012 Purchasers, for no additional consideration, such number of shares of its Common Stock equal to the difference between (x) the number of shares of our Common Stock that would have been issued in the June 2012 Offering if the per-share purchase price for such shares had been equal to 85% of the average of the ten lowest volume-weighted prices of the Common Stock during the 20-trading-day period ending on such date and (y) the number of shares of the Common Stock originally issued at the closing of the June 2012 Offering.

Under the terms of the June 2012 Warrants, the holders thereof are entitled to exercise the June 2012 Warrants to purchase up to an aggregate of 600,000 shares of the Company’s Common Stock at an initial exercise price of $8.05 per share, during the five-year period beginning six months after the initial exercise date of December 8, 2012. The June 2012 Warrants are subject to full-ratchet antidilution protection, solely with respect to the exercise price thereof, which protection will be triggered upon the Company’s issuance of any shares of its Common Stock or securities convertible or exercisable into, or exchangeable for, shares of the Company’s Common Stock at a per-share purchase price below the then-existing exercise price of the June 2012 Warrants. The exercise price of the June 2012 Warrants is also subject to adjustment for stock splits, stock dividends, recapitalizations, and similar transactions.

The PIPE Adjustment Share requirements and the June 2012 warrants both contain provisions that can require cash settlement in the event that the Company cannot deliver common shares as requirement by the provisions of these agreements.  In certain cases, the Purchaser may buy the equivalent number of shares in the market place and put the value of such shares back to the Company.  Accordingly, at inception, the Company bifurcated from the host common stock instrument, among other things the right to receive additional shares of common stock at the Adjustment Dates (the “PIPE Adjustment Shares”) and valued this derivative, along with the warrant using a Monte Carlo modeling simulation.

At the date of inception, the Adjustment Shares derivative was valued at $6.3 million and recorded as a reduction of Additional Paid-In Capital, with an offsetting liability in Warrant and Other Debt-Related Liabilities.    At June 30, 2012, the value of such of such compound derivative was $6.2 million with the difference being recorded in the condensed consolidated statement of operations as a change in the fair value of warrant and other debt-related liabilities.   The fair value of the warrants at inception was $1.8 million, also recorded as a reduction of additional paid-in capital, with an offsetting liability in warrant and other debt-related liabilities.  At June 30, 2012, the value of such of the warrants was $1.4 million with the difference being recorded in the condensed consolidated statement of operations as a change in the fair value of warrant and other debt-related liabilities.

Conversion and Exercisability Considerations

As discussed in Note 13 and above, the provisions of the transactions on May 7, 2012 and June 8, 2012, in which the Senior Notes, May 2012 Warrants, Subordinated Note, and the PIPE offering contain provisions to adjust the conversion price of convertible notes and/or the exercise price of warrants, while increasing the number of common shares that such warrants are exercisable into, or issuing additional shares of common stock to the June 2012 Purchaser for no additional consideration on such Adjustment Dates as previously described.  As these conditions are deemed outside of the control of the Company, the Company cannot conclude that it will have a sufficient number of authorized shares to settle its equity based contracts at the settlement date.  The Company could; however, as of June 30, 2012, settle all of its equity based contracts based on then existing conversion prices of convertible notes and exercise prices of warrants.  Accordingly, the Company, as of May 7, 2012, has adopted a sequencing approach based on earliest issuance date such that equity based instruments issued prior to May 7, 2012 would not be impacted as of the balance sheet date.

16. SEGMENT INFORMATION

Segment financial information for the three and six months ended June 30, 2012 and 2011, respectively, is as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Digital Production:
Feature Films	$21,606	$15,482	$49,194	$47,087
Commercials	7,101	6,014	9,671	12,313
Animation	—	—	—	—
Corporate/Other	4,258	808	5,241	1,461
Total revenues	32,965	22,304	64,106	60,861

Costs and expenses:
Digital Production:
Feature Films	26,484	13,667	56,630	39,898
Commercials	7,842	5,518	10,973	10,662
Animation	—	—	—	—
Corporate/Other	21,567	23,911	36,685	38,040
Total costs and expenses	55,893	43,096	104,288	88,600

Operating (loss) income:
Digital Production:
Feature Films	(4,878)	1,815	(7,436)	7,189
Commercials	(741)	496	(1,302)	1,651
Animation	—	—	—	—
Corporate/Other	(17,309)	(23,103)	(31,444)	(36,579)
Net operating loss	$(22,928)	$(20,792)	$(40,182)	$(27,739)

Revenues:
United States	$24,125	$18,902	$46,727	$50,114
Canada	8,840	3,402	17,379	10,747
Total	$32,965	$22,304	$64,106	$60,861

17. COMMITMENTS AND CONTINGENCIES

Litigation

Wyndcrest DD Florida, Inc., et al. adv. Carl Stork.  On March 29, 2010, we (under our former name “Wyndcrest DD Florida, Inc.”) sued former Digital Domain Chief Executive Officer and director Carl Stork in Brevard County Florida Circuit Court to enforce a February 2010 stock purchase agreement pursuant to which we purchased Mr. Stork’s Digital Domain shares. The case was voluntarily dismissed on December 16, 2010. On September 8, 2010, Mr. Stork filed suit against us in Los Angeles County Superior Court seeking rescission of the agreement and compensatory and punitive damages. The case was removed to the United States District Court for the Central District of California. This case went to trial by jury in July 2012.  Settlement was reached between the parties following the trial before verdict was rendered by the jury. The Company has recorded a litigation settlement liability of $5.0 million as of June 30, 2012 related to this settlement. Management believes it is likely that it will ultimately receive full recovery from its insurance carrier.

JK-DD, LLC and Jeffrey Kukes v. John C. Textor, et al.  On August 12, 2010, the plaintiffs, who are stockholders of Digital Domain, filed suit against the defendants in Palm Beach County, Florida, Circuit Court seeking rescission of a 2007 settlement agreement that resolved a prior partnership dispute between Mr. Kukes and Mr. Textor pursuant to which the plaintiffs obtained their shares of Digital Domain common stock. The plaintiffs also seek damages for alleged dilution of the value of such shares. The defendants believe the Complaint is an attempt to reverse a valid, binding settlement agreement and are aggressively defending against the claims. On September 27, 2010, the defendants filed a motion to dismiss the plaintiffs’ claims. The plaintiffs subsequently dismissed two of the three counts in their original complaint, mailed defendants a draft amended complaint naming Digital Domain Media Group, Inc. as a defendant, and filed a separate new action against Mr. Textor and his wife, individually. The plaintiffs’ draft amended complaint against the Company has not been filed. Both cases are in discovery, and as such we cannot reliably predict the outcome. No trial date has been set in either case.

4580 Thousand Oaks Boulevard Corporation v. In Three, Inc., et al.  On April 21, 2011, the plaintiff, the former commercial landlord of In-Three, Inc., filed suit in California Superior Court (Ventura County) seeking approximately $4.6 million in unpaid rent and operating expenses allegedly owed pursuant to a lease agreement between the plaintiff and In-Three. The subject lease pre-dated our acquisition of certain assets of In-Three and was specifically not assumed by us in that transaction. Notwithstanding, the plaintiff originally named us and our subsidiaries Digital Domain Productions and DDSG (formerly “DD3D, Inc.”), as defendants but voluntarily dismissed its claims against all Digital Domain defendants on June 24, 2011. Subsequently, on October 5, 2011, the plaintiff’s counsel sent a letter to us requesting that we voluntarily stipulate to a court order permitting the filing of an amended complaint which would have added us back into the lawsuit as a defendant.

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

On July 18, 2012, the Company and Prime Focus World NV announced a settlement agreement whereby the Company is to license its 3D conversion technology to Prime Focus World.  The agreement settles and terminates the patent infringement litigation files by the Company against Price Focus World in 2011.  Under the terms of the agreement, the Company and Price Focus World are to collaborate on visual effects and 2D-to-3D conversion services work for feature films.

Other—We are involved from time to time in routine litigation arising in the ordinary course of conducting our business. In the opinion of management, no pending routine litigation will have a material adverse effect on our consolidated financial condition or results of operations.

Contractual Obligations

Digital Domain Institute and Studio in Abu Dhabi

On May 21, 2012, a subsidiary of the Company entered into an agreement with an entity wholly owned by the government of Abu Dhabi to develop and operate a production studio and institute in the Media Zone of Abu Dhabi. Under the terms of this agreement, the Company is required to place into escrow $19.0 million no later than 180 days from that date. These funds will be released to the Company’s operating cash over a five-year period beginning at the commencement of the fourth year of the agreement.

New Agreement with RMW

On August 7, 2012, DDMG and RMW redefined their previous July 8, 2011, Joint Marketing and VFX Agreement. The two companies will continue to collaborate on visual effects and 2D-to-3D conversion services work for feature films. However, DDMG will compensate RMW on the basis of work performed without the guaranteed minimum included in the prior agreement.

18. STOCK OPTION EXPENSE

The Company recognized $6.4 million and $14.6 million in stock option compensation during the six months ended June 30, 2012 and 2011, respectively.  In April of 2012, the Company issued four awards of warrants to acquire common stock in connection with the Company’s activities in the Middle East region.  As these warrants related to activities already conducted, the Company recognized an expense of $2.4 million as stock based compensation expense during the six months ended June 30, 2012.

During the six months ended June 30, 2011, the Company granted stock options to the former Chief Executive Officer of the Company’s subsidiary Digital Domain to purchase shares of the Company’s Common Stock which vested immediately resulting in a charge of $3.3 million for that period. Additional stock option compensation expense recognized during that period was $2.5 million for the Company’s CEO for a stock option of Digital Domain and $6.5 million of expense recognized for exchanges of Digital Domain’s common stock for the Company’s common stock.

19. SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date on which the consolidated financial statements have been issued. The following subsequent events occurred subsequent to June 30, 2012:

On July 2, 2012, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission (“SEC”) registering shares of its common stock issuable pursuant to the exercise of employee, director and consultant stock options under the 2010 Stock Plan.

On July 12, 2012, effective as of June 30, 2012, the Company entered into separate amendment agreements with each of the six holders of the Senior Notes (collectively, the “First Amendment Agreement”). Pursuant to the terms of the First Amendment Agreement, the Company and the note holders amended the Senior Notes to change the first measurement date with regard to the Available Cash Test thereunder (the “Measurement Date”) from June 30, 2012 to the first business day thereafter, or, July 2, 2012. The Company had Available Cash (as defined in the Senior Notes) as of the first Measurement Date in an amount of $7,759,072, which was in excess of that required under the Available Cash Test as of that date.

On July 13, 2012, the Company reached agreement with Workday Solutions to deploy and maintain Workday Financials and Workday Human Capital Management data services for a five-year contractual period.

On July 18, 2012, the Company and Prime Focus World NV announced a settlement agreement whereby the Company is to license its 3D conversion technology to Prime Focus World.  The agreement settles and terminates the patent infringement litigation filed by the Company against Prime Focus World in 2011.  Under the terms of the agreement, the Company and Prime Focus World willare to collaborate on visual effects and 2D-to-3D conversion services work for feature films.

On July 18, 2012, Legendary Pictures extended the maturity due date of the $3.0 million convertible note issued to it by the Company on March 19, 2012 (the “Legendary Note”) from July 18, 2012 to July 23, 2012.  The Company has received an extension and an agreement with Warner Brothers, a related party of Legendary Pictures and is a customer of the Company. This agreements states that the loan with Legendary Pictures will be repaid once the Company collects on its accounts receivable with Warner Brothers. On August 13, 2012, Legendary Pictures agreed to terminate the note and guarantee from John Textor in exchange for $3.2 million receivable assignment and extension of Maturity Date until September 30, 2013.

In July, 2012, a jury trial began in the matter of Wyndcrest DD Florida, Inc., et al. adv. Carl Stork.  Settlement was reached between the parties following trial before verdict was rendered by the jury. See Note 17 for further description of this settlement.

On August 2, 2012, the Company was advised by the Staff of the SEC that due to the large number of shares covered thereby compared to the number of outstanding shares held by non-affiliates of the Company, and the nature of the offering and the selling security holders, the offering described in the resale Registration Statement on Form S-1 filed by the Company on June 11, 2012 appears to the Staff to be a primary offering and is accordingly not eligible to be conducted on a continuous or delayed basis pursuant to Rule 415(a)(1)(i) of the Securities Act of 1933 on Form S-1. Pursuant to the terms of the registration rights agreements entered into between the Company and each of the holders of the Senior Notes and the Subordinated Note, in the event that all of the shares of the Company’s common stock underlying the Senior Notes, the Subordinated Note and certain other securities held by such holders are not covered by an effective Registration Statement, the Company may be liable for certain registration delay penalties under the terms of such registration rights agreements.

On August 14, 2012, the Company and RMW finalized a new agreement to replace the earlier July 8, 2011 Joint Marketing and Production VFX Services Agreement. See Notes 2 and 17 for further disclosure.

On August 13, 2012, DDMG announced that it was retained Wells Fargo Securities, LLC as its Exclusive Financial Advisor to assist the Company with its evaluation of strategic alternatives in order to maximize shareholder value.

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

The most significant areas that require management judgment are fair values of consideration issued and net assets acquired in connection with business combinations; revenue and cost recognition; collectability of contract receivables; deferred grant revenues; deferred income tax valuation allowances; amortization of long-lived assets and intangible assets; impairment of long-lived assets, intangible assets and goodwill; accrued expenses; advance billings and deferred revenue; recognition of stock-based compensation; calculation of the warrant and other debt-related liabilities allocation of equity to non-controlling interests, debt modification accounting and contingencies and litigation. The accounting policies for these areas are discussed in this section and in the notes to our accompanying consolidated financial statements. However, estimates inherently relate to matters that are uncertain at the time the estimates are made, and are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

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

FASB ASC Subtopic 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FASB ASC Subtopic 820-10 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC Subtopic 820-10 describes three levels of inputs that may be used to measure fair value:

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

The fair value of warrant liabilities and the fair value of warrants issued to service providers were determined utilized Level 3 inputs.

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

Non-GAAP Adjusted EBITDA

Non-GAAP Adjusted EBITDA represents net income (loss) adjusted for (1) interest expense, net of interest income, (2) income tax provision (benefit), (3) depreciation and amortization, (4) amortization of intangible assets, (5) stock-based compensation expense, (6) amortization of debt and equity issuance costs, (7) other (income) expense and (8) our grant receipts from government agencies that were received in a given period so that these receipts are reflected on a cash basis. Items (1) through (7) are excluded from net income (loss) internally when evaluating our operating performance. Item (8) is included as we believe this adjustment for grant receipts is indicative of our core operating performance both because it reflects our ability to secure and receive grant receipts in a given period and because such receipts are matched with the expenses associated with initiating the business operations that those grant receipts were designed, in part, to offset. Management believes Non-GAAP Adjusted EBITDA allows investors to make a more meaningful comparison between our operating results over different periods of time, as well as with those of other companies in our industry, because it both includes grant receipts from government agencies and excludes items such as interest expense and other adjustments related to financing activities that we believe are not representative of our operating performance.

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

A reconciliation of net loss, a U.S. GAAP measure, to Non-GAAP Adjusted EBITDA, is provided in “Results of Operations” presented below.

Results of Operations

The following table sets forth certain information regarding the Company’s unaudited condensed consolidated results of operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Revenues	$28,707	$21,496	$58,865	$59,400
Grant revenues from governmental agencies	879	808	1,757	1,461
Licensing revenue	3,290	—	3,380	—
Tuition revenue	89	—	104	—
Total revenues	32,965	22,304	64,106	60,861
Costs and expenses:
Cost of revenues, excluding depreciation and amortization	34,136	18,660	67,058	49,582
Depreciation expense	4,128	2,806	7,759	5,676
Selling, general and administrative expenses	16,767	20,768	27,746	31,617
Amortization of intangible assets	862	862	1,725	1,725
Total costs and expenses	55,893	43,096	104,288	88,600
Operating loss	(22,928)	(20,792)	(40,182)	(27,739)
Other income (expenses):
Interest and finance (expense) credit:
Issuance of and changes in fair value of warrant and and other debt-related liabilities	(3,584)	(46,295)	700	(75,260)
Amortization of discount and issuance costs on notes payable	(1,987)	(3,545)	(3,586)	(6,558)
Losses on debt extinguishments	(7,016)	(2,226)	(7,016)	(2,226)
Interest expense on notes payable	(925)	(708)	(1,595)	(1,210)
Interest expense on capital and governmental lease obligations	(658)	6	(1,328)	(312)
Other income (expense), net	375	437	728	1,504
Loss before income taxes	(36,723)	(73,123)	(52,279)	(111,801)
Income tax expense	—	—	9	250
Net loss before non-controlling interests	(36,723)	(73,123)	(52,288)	(112,051)
Net loss attributable to non-controlling interests	825	1,264	1,558	1,067
Net loss attributable to common stockholders	$(35,898)	$(71,859)	$(50,730)	$(110,984)

Non-GAAP Adjusted EBITDA	$(9,292)	$(2,550)	$(18,449)	$(507)

A reconciliation of net loss before non-controlling interests, a U.S. GAAP measure, to Non-GAAP Adjusted EBITDA, a non-GAAP measure, is presented in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)

Net loss before non-controlling interests	$(36,723)	$(73,123)	$(52,288)	$(112,051)
Add back (reverse) charges (income) pertaining to:
Losses on debt extinguishment	7,016	2,226	7,016	2,226
Share-based compensation	4,550	10,195	6,428	14,604
Income tax expense	—	—	9	250
Interest expense, net	3,570	4,247	6,509	8,080
Depreciation expense	4,128	2,806	7,759	5,676
Amortization of intangible assets	862	862	1,725	1,725
Changes related to fair value of warrant and other debt-related liabilities	3,584	46,295	(700)	75,260
Other EBITDA addbacks:
Grant cash receipts in excess of (less than) grant revenue recognized	(879)	3,942	493	3,289
Settlement of litigation	4,600	—	4,600	—
Write-off of deferred offering costs	—	—	—	434
Non-GAAP Adjusted EBITDA	$(9,292)	$(2,550)	$(18,449)	$(507)

Operating Segments

FASB ASC Topic 280, Segment Reporting, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. Our three operating segments are Feature Films, Commercials and Animation. These segments are presented in the way the Company internally manages and monitors our performance. Our reporting systems present various data used by management to operate the business. However, certain expenses are not allocated to the various segments (primarily consisting of support staff salaries and benefits, fees for outside professional services, insurance costs, and utilities costs, all of which are included in selling, general and administrative expenses), and thus a reconciliation is provided between the consolidated financial statements and the data related to the combined segments. Interest and other income are not allocated to the various segments, as the chief operating decision maker does not evaluate segment operations beyond the income (loss) from operations level.

Our digital production business (containing the segments of Feature Films and Commercials) has historically dominated our operations. The revenue for each of the segments is derived from external customers. A majority of all revenues have been generated in the United States from customers located in the United States.

The table below sets forth certain unaudited information regarding the results of operations of our segments for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Feature Films
Revenues	$21,606	$15,482	$49,194	$47,087
Cost of revenues	26,435	13,296	56,444	39,172
S,G&A	49	371	186	726
Operating income	$(4,878)	$1,815	$(7,436)	$7,189

Commercials
Revenues	$7,101	$6,014	$9,671	$12,313
Cost of revenues	7,701	5,364	10,614	10,410
S,G&A	141	154	359	252
Operating income (loss)	$(741)	$496	$(1,302)	$1,651

Animation /Content
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
S,G&A	—	—	—	—
Operating income	$—	$—	$—	$—

Corporate & Other
Revenues	$4,258	$808	$5,241	$1,461
Cost of revenues	—	—	—	—
Depreciation, excluding depreciation and amortization	4,128	2,806	7,759	5,676
S,G&A (excluding stock-based compensation)	12,027	10,048	20,773	16,035
Stock-based compensation and share exchange expense	4,550	10,195	6,428	14,604
Amortization	862	862	1,725	1,725
Operating loss	$(17,309)	$(23,103)	$(31,444)	$(36,579)

Consolidated
Revenues	$32,965	$22,304	$64,106	$60,861
Cost of revenues	34,136	18,660	67,058	49,582
Depreciation, excluding depreciation and amortization	4,128	2,806	7,759	5,676
S,G&A (excluding stock-based compensation)	12,217	10,573	21,318	17,013
Stock-based compensation and share exchange expense	4,550	10,195	6,428	14,604
Amortization	862	862	1,725	1,725
Operating income (loss)	$(22,928)	$(20,792)	$(40,182)	$(27,739)

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Summary of operating results

The operating loss increased $2.1 million to $22.9 million for the three months ended June 30, 2012 from $20.8 million for the same period of the prior year. The gross margin, defined as revenues less cost of revenues, declined $4.8 million, primarily due to an increase in the direct costs of production as a result of competitive and other pressures. Additional detail on the components included in our cost of revenues is provided below.  Stock-based compensation decreased from $10.2 million to $4.6 million. Other selling, general and administrative (“S,G&A”) expenses increased by $1.6 million over the prior period to $12.2 million. Depreciation and amortization increased $1.3 million over the prior period.

Interest and other financing costs decreased $38.6 million to $14.2 million for the three months ended June 30, 2012 from $52.8 million for the same period of the prior year. The principal causes of this decrease included a $42.7 million decrease in the non-cash changes in fair value of warrant and other debt-related liabilities and a $1.6 million decrease in the amortization of debt discounts and deferred debt issue costs. These decreases were partially offset by an increase in losses on debt extinguishments of $4.8 million.

The decrease in interest expense, partially offset by the increase in the operating loss, was the principal causes of an improvement of $36.4 million in the net loss before non-controlling interests for the three months ended June 30, 2012.  The net losses before non-controlling interests were $36.7 million and $73.1 million for the three months ended June 30, 2012 and 2011, respectively. These variances are explained in greater detail below.

Revenues

Total revenues increased $10.7 million to $33.0 million for the three months ended June 30, 2012 from $22.3 million for the same period of the prior year.  This increase was due to a $6.1 million increase in feature film revenues, a $3.3 million increase in licensing revenues, a $1.1 million increase in commercial revenues and an increase in grant and other revenues of $0.2 million.

Feature film revenues increased to $21.6 million for the three months ended June 30, 2012, of which revenues from eight features accounted for virtually all of this total. Feature film revenues for the three months ended June 30, 2011 aggregated $15.5 million, of which revenues from five feature films accounted for virtually this entire total.

Commercials revenues increased to $7.1 million for the three months ended June 30, 2012 from $6.0 million for the same period of the prior year. In the three months ended June 30, 2012, we recognized revenue from 11 projects of which one project represented 44.1% of the total.  In the three months ended June 30, 2011, we recognized $1.7 million from one relatively large commercial project as well as another $3.0 million from eight other substantial commercial projects.

Grant revenues from governmental sources

Grant revenues from governmental sources increased by $0.1 million during the three months ended June 30, 2012 as compared to the corresponding period of the prior year.  Effective January 1, 2012, we began to recognize revenue from the deferred land grant of $10.5 million from the City of Port St. Lucie related to the parcel of land where our new headquarters building is located.  We moved into this building in December 2011.  We recognized $0.1 million of grant revenues related to this deferred land grant during the three months ended June 30, 2012.

Licensing and tuition revenues

We recognized $3.4 million of licensing and tuition revenues during the three months ended June 30, 2012.  This amount included a one-time licensing fee of $3.2 million from one customer for use of our proprietary products.  There were no such revenues for the same period of the prior year.

Cost of revenues

The table below lists sets forth the components of cost of revenues (in thousands):

	Three Months Ended June 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Unaudited)		(Unaudited)
Cost of Revenues:
Direct cost of revenues	$22,164	67.2%	$15,132	67.8%
Unutilized labor	4,355	13.2%	2,125	9.5%
Production and other costs	7,617	23.2%	1,403	6.4%
Total cost of revenues	$34,136	103.6%	$18,660	83.7%

Our direct cost of revenues represents the labor required to deliver projects to customers. Unutilized labor represents expenses related to the staff that we retain while we await the start of new projects. Production and other costs represent that portion of our overhead that is allocated to cost of revenues.

Our direct cost of revenues increased during the three months ended June 30, 2012 and 2011 were 67.2% and 67.8% of revenues.  Absent the one-time licensing fee of $3.2 million recognized during the three months ended June 30, 2012, our direct costs of revenues increased to 74.5% of revenues.  Of this 6.7% increase, 3.5% is due to the inclusion of co-production revenues of $3.6 million with 100% direct costs of revenues.  During the three months ended June 30, 2012, our largest project generated $6.5 million of revenues with direct costs of revenues of 111.6%.  During the three months ended June 30, 2011, our largest project generated $8.5 million of revenues with direct costs of revenues of 60.5%.  Competitive pressures, product mix changes and other factors contributed to the remaining increase in the direct cost percentage of revenues.

Our unutilized labor increased $2.2 million to $4.4 million during the three months ended June 30, 2012 as compared to the same period of the prior year. We retained digital artists in anticipation of future projects, including those projects in which we are an equity investor.  Unutilized labor costs were 13.2% and 9.5% of total revenues for the three months ended June 30, 2012 and 2011, respectively.

Our production and other costs increased $6.2 million during the three months ended June 30, 2012 to $7.6 million as compared to the same period of the prior year.  These production and other costs as a percent of revenues were 23.2% and 6.4% of total revenues for the three months ended June 30, 2012 and 2011, respectively.  This increase was related primarily to costs for a major project. We are recognizing these costs as incurred while revenues related to these costs will not be realized until a point in the future.

Depreciation expense

The $1.3 million increase in depreciation expense in the three months ended June 30, 2012 as compared to the same period of the prior year is virtually all due to the growth of our fixed assets in our Florida operations. Of the total increase, $0.3 million was due to the depreciation of our new headquarters building that we moved into in December 2011.  Additionally, we depreciated $0.2 million of assets for that new building in the three months ended June 30, 2012.  The remainder of the increase is due to general growth in our operations.

Selling, general and administrative expenses (“S,G&A”)

The composition of the S,G&A expenses for the three months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
	(Unaudited)
Share-based compensation expense:
Senior executive option grant	$—	$128
Chief executive officer option grant	—	2,502
Stock exchanges of subsidiary stock	—	6,498
Warrants issued to service providers	2,362	—
Other share-based compensation expense	2,188	1,067
Total share-based compensation expense	4,550	10,195
Payroll- related expenses	3,166	5,464
Rent and occupancy costs	1,368	1,991
Professional fees	5,613	1,018
Other S,G&A expenses	2,070	2,100
Total S,G&A	$16,767	$20,768

A decrease of $5.6 million in share-based compensation expense, partially offset by an increase in other S,G&A expenses of $1.6 million resulted in a total decrease of $4.0 million of S,G&A expenses for the three months ended June 30, 2012 as compared to the same period of the prior year.

In April of 2012, the Company issued four awards to acquire common stock in connection with the Company’s activities in the Middle East region.  As these warrants related to activities already conducted, the Company recognized an expense of $2.4 million as stock based compensation expense during the three months ended June 30, 2012.

During the three months ended June 30, 2011, our Chief Executive Officer was issued options to purchase shares of Digital Domain and we recognized a compensation charge of $2.5 million for this option grant.  Additionally, the Chief Executive Officer exercised this option and exchanged the shares of Digital Domain for shares of the Company’s common stock.  We recognized a charge of $6.5 million related to this exchange.  Other share-based compensation expense increased $1.1 million due to the increased number of participants.

Other S,G&A expenses increased $1.6 million to $12.2 million in the three months ended June 30, 2012 from $10.6 million for the same period of the prior year.  On August 2, 2012, we reached settlement with Carl Stork, the former Digital Domain Chief Executive Officer and director, whereby we are to pay $5.0 million to Mr. Stork.  We had previously accrued $0.4 million. Accordingly, we recognized $4.6 million of additional legal expense during the three months ended June 30, 2012.  Other decreases were primarily due to an increase in the costs allocated to unutilized labor and production and other costs within cost of revenues. Payroll-related expenses decreased $2.3 million due to an increase of these expenses classified as unutilized labor and other production costs within costs of revenue.

Interest Expense

We recognize two types of interest expense.  These types include the interest expense that is paid in cash, such as interest on our notes payable and on our capital lease and government lease obligations.  We also recognize non-cash interest expense, such as for the issuances of and changes in the fair value of warrant liabilities, amortization of debt discounts and deferred debt issuance costs and losses on debt extinguishments.  The composition of interest expense for the three months ended June 30, 2012 and 2011 is as follows (in thousands):

	Three Months Ended
	June 30,
	2012	2011
	(Unaudited)
Cash-based interest expense:
Interest expense on notes payable	$925	$708
Interest expense on capital and governmental lease obligations	658	(6)
Total cash-based interest expense	1,583	702
Non-cash based interest expense:
Changes in fair value of warrant and other debt-related liabilities	3,584	46,295
Amortization of discount and issuance costs on notes payable	1,987	3,545
Losses on debt extinguishments	7,016	2,226
Total non-cash-based interest expense	12,587	52,066
Net interest expense	$14,170	$52,768

The total cash-based interest expense increased $0.9 million and the non-cash interest expense decreased $39.5 million for a net decrease in interest expense of $38.6 million for the three months ended June 30, 2012 as compared to the same period of the prior year.

Interest expense on notes payable increased $0.2 million for the three months ended June 30, 2012 as compared to the same period of the prior year, primarily due to increased level of indebtedness.

The interest expense on capital and governmental leases increased $0.7 million in the three months ended June 30, 2012 as compared to the same period of the prior year.  This was due to the interest we pay on the government bond obligation.

Changes in fair value of warrant and other debt-related liabilities

We recognize warrant liabilities for warrants issued in connection with various debt transactions. These warrants are recorded initially at fair value and are adjusted to fair value at each financial reporting date. These fair values are obtained from a third-party independent valuation firm.

During the three months ended June 30, 2012 and 2011, we recognized an increase in the fair value of warrant liabilities of $3.6 million and $46.3 million, respectively.  These increases were due primarily to an increase in fair value of our common stock, as well as additional warrants issued.

Amortization of discount and issuance costs on notes payable

During the three months ended June 30, 2012 and 2011, we amortized debt discounts of $2.0 million and $3.5 million, respectively.  This decrease was due to the write off of existing debt discounts and deferred debt issue costs in the fourth quarter of 2011 for the Palm Beach Capital loans.  The Comvest loans, the Senior Notes and the Subordinated Note had relatively lower level of debt discounts and deferred debt issue costs that were amortized in the three months ended June 30, 2012 as compared to the loans that existed during the three months ended June 30, 2011.

Losses on debt extinguishments

Upon payoff of the Comvest loans on May 7, 2012 (see Note 13 to our condensed consolidated financial statements), we wrote off $1.9 million of unamortized deferred debt issue costs, $6.0 million of unamortized debt discounts and $1.9 million of a net asset position in our warrant liabilities.  These losses were partially offset by a credit of $2.8 million to discount the Subordinated Note to fair value (see Note 13 to our Condensed Consolidated Financial Statements) for a net loss on debt extinguishments of $7.0 million.

During the three months ended June 30, 2011, the convertible note payable issued to a Palm Beach Capital fund was modified to extend the voluntary conversion feature from June 30, 2011 to December 20, 2011.  This modification was accounted for as a debt extinguishment.  The principal amount of the loan at the date was $4.3 million and the unamortized discount on the loan was $3.4 million.  Therefore, the carrying value of the loan before the modification was $0.9 million.  Upon modification, the fair value of the loan was $3.1 million.  Consequently, we recognized a loss on debt extinguishment of $2.2 million to adjust the carrying value of the loan to fair value.

Other income

Other income was $0.4 million for the three months ended June 30, 2012 and 2011.

Income taxes

We recognized no tax expense for both of three months ended June 30, 2012 and 2011.

Net loss attributable to non-controlling interests

During the three months ended June 30, 2012 and 2011, the net loss of the Company’s subsidiary Digital Domain (“DD”) was $6.1 million and $6.7 million, respectively.  The portions of DD not owned by us during these same periods were 13.3% and 19.0%, respectively. Therefore, the net loss attributable to non-controlling interests related to DD was $0.8 million and $1.3 million during the three months ended June 30, 2012 and 2011, respectively.

Another subsidiary, Digital Domain Institute (“DDI”), was funded in July and August of 2011.  During the three months ended June 30, 2012, DDI realized a net loss of $1.0 million.  The portion of DDI not owned by us during this period was 0.7%.  Therefore, the Company did not attribute a significant loss of DDI to non-controlling interests.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Summary of operating results

The operating loss increased $12.5 million to $40.2 million for the six months ended June 30, 2012 from $27.7 million for the same period of the prior year. The gross margin, defined as revenues less cost of revenues, declined $14.2 million, primarily due to increases in unutilized labor as we elected to maintain our trained and experienced work force and infrastructure in anticipation of future projects, including those projects in which we hold an ownership stake. Additional detail on the components included in our cost of revenues is provided below.  Stock-based compensation decreased from $14.6 million to $6.4 million. Other selling, general and administrative (“S,G&A”) expenses increased by $4.4 million over the prior period to $21.3 million. Depreciation and amortization increased $2.1 million over the prior period.

Interest and other financing costs decreased $72.7 million to $12.8 million for the six months ended June 30, 2012 from $85.5 million for the same period of the prior year. The principal causes of this decrease included a $76.0 million decrease in the non-cash changes in fair value of warrant and other debt-related liabilities and a $3.0 million decrease in the amortization of debt discounts and deferred debt issue costs. These decreases were partially offset by an increase in losses on debt extinguishments of $4.8 million.

The decrease in interest expense, partially offset by the increase in the operating loss, was the principal cause of an improvement of $59.8 million in the net loss before non-controlling interests for the six months ended June 30, 2012.  The net losses before non-controlling interests were $52.3 million and $112.1 million for the six months ended June 30, 2012 and 2011, respectively. These variances are explained in greater detail below.

Revenues

Total revenues increased $3.2 million to $64.1 million for the six months ended June 30, 2012 as compared to $60.9 million for the six months ended, June 30, 2011. This increase was primarily attributed to a one-time licensing fee of $3.2 million from one customer for use of our proprietary products.  Additionally, feature film revenue increased $2.0 million, commercial revenue decreased $2.6 million and grant and other revenues increased $0.6 million in these respective periods.

Feature film revenues increased to $49.1 million for the six months ended June 30, 2012, of which revenues from seven features accounted for $45.5 million of this total. Feature film revenues for the six months ended June 30, 2011 aggregated $47.1 million, of which revenues from four feature films accounted for $44.7 million of this total.

Commercials revenues decreased to $9.7 million for the six months ended June 30, 2012 from $12.3 million for the same period of the prior year. In the six months ended June 30, 2011, we recognized $4.5 million from one relatively large commercial project.  During the six months ended June 30, 2012, our largest commercial project generated $3.1 million of revenue.

Grant revenues from governmental sources

Grant revenues from governmental sources increased by $0.3 million during the six months ended June 30, 2012 as compared to the corresponding period of the prior year.  Effective January 1, 2012, we began to recognize revenue from the deferred land grant of $10.5 million from the City of Port St. Lucie related to the parcel of land where our new headquarters building is located.  We moved into this building in December 2011.  We recognized $0.3 million of grant revenues related to this deferred land grant during the six months ended June 30, 2012.

Licensing and tuition revenues

We recognized $3.5 million of licensing and tuition revenues during the six months ended June 30, 2012.  This amount included a one-time licensing fee of $3.2 million from one customer for use of our proprietary products.  There were no such revenues for the same period of the prior .

Cost of revenues

The table below lists sets forth the components of cost of revenues (in thousands):

	Six Months Ended June 30,
	2012		2011
	Amount	% of Total Revenue	Amount	% of Total Revenue
	(Unaudited)		(Unaudited)
Cost of Revenues:
Direct cost of revenues	$45,004	70.2%	$38,661	63.5%
Unutilized labor	9,067	14.1%	2,612	4.3%
Production and other costs	12,987	20.3%	8,309	13.7%
Total cost of revenues	$67,058	104.6%	$49,582	81.5%

Our direct cost of revenues represents the labor required to deliver projects to customers. Unutilized labor represents expenses related to the staff that we retain while we await the start of new projects. Production and other costs represent that portion of our overhead that is allocated to cost of revenues.

Our direct cost of revenues increased during the six months ended June 30, 2012 to 70.2% of revenue from 63.5% of revenue for the same period of the prior year.  Of this 6.7% increase, 3.0% is due to the inclusion of co-production revenues of $5.8 million at 100% direct costs of revenues.  During the six months ended June 30, 2012, our largest project generated $21.9 million of revenues with direct costs of revenues of 88.4%.  During the six months ended June 30, 2011, our largest project generated $19.1 million of revenues with direct costs of revenues of 60.2%.  Competitive pressures, product mix changes and other factors contributed to the remaining increase in the direct cost percentage of revenues.

Our unutilized labor increased $6.5 million to $9.1 million during the six months ended June 30, 2012 as compared to $2.6 million for the same period of the prior year. We retained digital artists in anticipation of future projects, including those projects in which we are an equity investor.  These costs were 14.1% and 4.3% of total revenues for the six months ended June 30, 2012 and 2011, respectively.

Our production and other costs increased $4.7 million during the six months ended June 30, 2012 to $13.0 million as compared to the same period of the prior year.  These production and other costs as a percent of revenues were 20.3% and 13.7% for the six months ended June 30, 2012 and 2011, respectively.

Depreciation expense

The $2.1 million increase in depreciation expense in the six months ended June 30, 2012 as compared to the same period of the prior year is virtually all due to the growth of our fixed assets in our Florida operations. Of the total increase, $0.7 million was due to the depreciation of our new headquarters building that we moved into in December 2011.  Additionally, we depreciated $0.3 million of assets for that new building in the six months ended June 30, 2012.  The remainder of the increase is due to the general growth in our operations.

Selling, general and administrative expenses (“S,G&A”)

The composition of the S,G&A expenses for the six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Share-based compensation expense:
Senior executive option grant	$—	$3,383
Chief executive officer option grant	—	2,502
Stock exchanges of subsidiary stock	—	6,498
Warrants issued to service providers	2,362	—
Other share-based compensation expense	4,066	2,221
Total share-based compensation expense	6,428	14,604
Payroll- realated expenses	7,270	8,845
Rent and occupancy costs	2,981	3,121
Professional fees	7,164	1,808
Other S,G&A expenses	3,903	3,239
Total S,G&A	$27,746	$31,617

A decrease of $8.2 million in share-based compensation expense, partially offset by an increase in other S,G&A expenses of $4.3 million resulted in a net decrease of $3.9 million of S,G&A expenses for the six months ended June 30, 2012 as compared to the same period of the prior year.

On August 2, 2012, we reached settlement with Carl Stork, the former Digital Domain Chief Executive Officer and director, whereby we are to pay $5.0 million to Mr. Stork.  We had previously accrued $0.4 million. Accordingly, we recognized $4.6 million of additional legal expense during the six months ended June 30, 2012.

During the six months ended June 30, 2011, we granted stock options to the former Chief Executive Officer of our subsidiary Digital Domain to purchase shares of the Company’s Common Stock which vested immediately resulting in a charge of $3.3 million. Our Chief Executive Officer was issued options to purchase shares of Digital Domain and we recognized a compensation charge of $2.5 million for this option grant during this period.  Additionally, the Chief Executive Officer exercised this option and exchanged the shares of Digital Domain for shares of the Company’s common stock.  We recognized a charge of $6.5 million related to this exchange.  Other share-based compensation expense increased $1.8 million due to the increased number of participants.

Payroll-related expenses decreased $1.6 million due an increase of these expenses classified as unutilized labor and other production costs within costs of revenues.

Interest Expense (Credit)

We recognize two types of interest expense.  These types include the interest expense that is paid in cash, such as interest on our notes payable and on our capital lease and government lease obligations.  We also recognize non-cash interest expense (credit), such as for the issuances of and changes in the fair value of warrant liabilities, amortization of debt discounts and deferred debt issuance costs and losses on debt extinguishments.  The composition of interest expense (credit) for the six months ended June 30, 2012 and 2011is as follows (in thousands):

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Cash-based interest expense:
Interest expense on notes payable	$1,595	$1,210
Interest expense on capital and governmental lease obligations	1,328	312
Total cash-based interest expense	2,923	1,522
Non-cash based interest expense (credit):
Changes in fair value of warrant and other debt-related liabilities	(700)	75,260
Amortization of discount and issuance costs on notes payable	3,586	6,558
Losses on debt extinguishments	7,016	2,226
Total non-cash-based interest expense (credit)	9,902	84,044
Net interest expense	$12,825	$85,566

The total cash-based interest expense increased $1.4 million and the non-cash interest expense decreased $74.1 million for a net decrease in interest expense of $72.7 million for the six months ended June 30, 2012 as compared to the same period of the prior year.

Interest expense on notes payable increased $0.4 million in the six months ended June 30, 2012 as compared to the same period of the prior year, primarily due to increased level of indebtedness.

The interest expense on capital and governmental lease obligations increased $1.0 million in the six months ended June 30, 2012 as compared to the same period of the prior year.  This was due to the interest we pay on the government bond obligation.

Changes in fair value of warrant and other debt-related liabilities

We recognize warrant liabilities for warrants issued in connection with various debt transactions. These warrants are recorded initially at fair value and are adjusted to fair value at each financial reporting date. These fair values are obtained from a third-party independent valuation firm.

During the six months ended June 30, 2012, we recognized a decrease in the fair value of warrant liabilities of $0.7 million, primarily related to decreases in the value of our common stock. During the six months ended June 30, 2011, we recognized an increase in the fair value of warrant and other debt-related liabilities of $75.3 million due primarily to an increase in warrants issued and an increase in the fair value of our common stock.

Amortization of discount and issuance costs on notes payable

During the six months ended June 30, 2012 and 2011, we amortized debt discounts of $3.6 million and $6.6 million, respectively.  This decrease was due to the write off of existing debt discounts and deferred debt issue costs in the fourth quarter of 2011 for the Palm Beach Capital loans.  The Comvest loans, the Senior Notes and the Subordinated Note had relatively lower level of debt discounts and deferred debt issue costs that were amortized in the six months ended June 30, 2012 as compared to the loans that existed during the six months ended June 30, 2011.

Losses on debt extinguishments

Upon payoff of the Comvest loans on May 7, 2012 (see Note 13 to our condensed consolidated financial statements), we wrote off $1.9 million of unamortized deferred debt issue costs, $6.0 million of unamortized debt discounts and $1.9 million of a net asset position in our warrant liabilities.  These losses were partially offset by a credit of $2.8 million to discount the Subordinated Note to fair value (see Note 13 to our Condensed Consolidated Financial Statements) for a net loss on debt extinguishments of $7.0 million.

During the three months ended June 30, 2011, the convertible note payable issued to a Palm Beach Capital fund was modified to extend the voluntary conversion feature from June 30, 2011 to December 20, 2011.  This modification was accounted for as a debt extinguishment.  The principal amount of the loan at the date was $4.3 million and the unamortized discount on the loan was $3.4 million.  Therefore, the carrying value of the loan before the modification was $0.9 million.  Upon modification, the fair value of the loan was $3.1 million.  Consequently, we recognized a loss on debt extinguishment of $2.2 million to adjust the carrying value of the loan to fair value.

Other income

Other income decreased $0.8 million to $0.7 million for the six months ended June 30, 2012 as compared to $1.5 million during the same period of the prior year.  A third-party wanted to occupy the space occupied by our Digital Domain subsidiary.  That third-party paid Digital Domain to vacate the space.  We recognized $1.3 million of this revenue during the six months ended June 30, 2011.

Income taxes

During the six months ended June 30, 2011, we recognized certain Canadian tax liabilities aggregating $0.3 million.  There was no such recognition during the six months ended June 30, 2012.

Net loss attributable to non-controlling interests

During the six months ended June 30, 2012 and 2011, the net losses of the Company’s subsidiary Digital Domain (“DD”) were $11.3 million and $5.6 million, respectively.  The portions of DD not owned by us during these same periods were 13.3% and 19.0%, respectively. Therefore, the net loss attributable to non-controlling interests related to DD was $1.5 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively.

Another subsidiary, Digital Domain Institute (“DDI”), was funded in July and August of 2011.  During the six months ended June 30, 2012, DDI realized a net loss of $1.5 million.  The portion of DDI not owned by us during this period was 3.7%.  Therefore, the net loss attributable to non-controlling interests related to DDI was $0.1 million.

Liquidity and Capital Resources

As of June 30, 2012, we had a deficit in working capital of $42.8 million.

Sale and issuance of Convertible Notes and Warrants

As is more fully described in Note 13 to our Condensed Consolidated Financial Statements contained elsewhere in this quarterly report, we entered into a securities purchase agreement (the “May 2012 Purchase Agreement”) with a group of institutional investors (the “May 2012 Purchasers”) pursuant to which we issued and sold to the May 2012 Purchasers senior secured convertible notes in the aggregate original principal amount of $35.0 million (the “Senior Notes”) and warrants (the “May 2012 Warrants”) to initially purchase up to 1,260,288 shares of our Common Stock, for an aggregate purchase price of $35.0 million. The initial conversion price of the Senior Notes was $9.72 per share, subject to adjustment as provided in the Senior Notes. The initial exercise price of the May 2012 Warrants was $9.72 per share, subject to adjustment as provided in the May 2012 Warrants. Such issuance and sale were consummated on May 7, 2012.

On June 7, 2012, in connection with the PIPE offering (see Note 15) to our Condensed Consolidated Financial Statements contained elsewhere in this quarterly report, each of the May 2012 Purchasers entered into a Consent and Waiver pursuant to which the Company and each of the May 2012 Purchasers agreed that, notwithstanding any contrary provisions of the Senior Notes and the May 2012 Warrants, immediately after giving effect to the issuance and sale of securities pursuant to the PIPE offering, the conversion price of the Senior Notes and the exercise price of the May 2012 Warrants were each adjusted so as to equal $6.00. As of June 30, 2012, the Senior Notes, inclusive of estimated future interest, and the May 2012 Warrants were convertible or exercisable, as applicable, into 8,491,233 and 2,041,666 shares of our Common Stock, respectively.

The Senior Notes bear interest at 9.0% per annum and mature on the fifth anniversary of the issuance date.  Upon the occurrence of an Event of Default (as such term is defined in the Senior Notes), the interest rate shall be adjusted to a rate of 15.0% per annum.  The Purchasers may require us to redeem all or any portion of the Senior Notes upon the occurrence of an Event of Default or a Change of Control (as such terms are defined in the Senior Notes)

The Senior Notes will amortize in equal monthly installments commencing on the earlier of (i) the effective date of the initial registration statement filed in accordance with the terms of the Registration Rights Agreement (see Note 13 to our Condensed Consolidated Financial Statements contained elsewhere in this quarterly report) or (ii) the six-month anniversary of the closing date.  The Senior Notes may be converted into shares of our common stock, at the option of the holders thereof, at any time following issuance of the Senior Notes.  The Senior Notes are redeemable at our option if our common stock trades at a level equal to 175% of the initial conversion price for any 30 consecutive trading days commencing on the date of issuance of the Senior Notes.  The initial conversion price of the Senior Notes is $9.72, subject to adjustment as provided in the Senior Notes.

Exchange of Outstanding Debt with Existing Lender

As is more fully described in Note 13 to our Condensed Consolidated Financial Statements contained elsewhere in this quarterly report, we entered into an agreement on May 6, 2012 (the “Restructuring Agreement”) with Comvest, pursuant to which, among other things, we agreed to (i) use a portion of the proceeds received from the Senior Notes described above to make payments to Comvest with respect to the outstanding loans to us by Comvest, such that the aggregate outstanding principal balance thereof was reduced to $8.0 million (the aggregate outstanding principal for these loans on that date was $27.7 million), and (ii) repurchase all but 145,000 shares (the “Retained Shares”) of our common stock received by Comvest upon full exercise of an outstanding warrant to purchase shares of our common stock held by Comvest.

The aggregate amount paid to Comvest in satisfaction of outstanding indebtedness and in repurchasing such shares as well as the borrowing of the Subordinated Note of $8.0 million, as described above, was $22.5 million, plus certain fees and expenses we agreed to pay.

In connection with the foregoing, we entered into an agreement with Comvest (the “Debt Exchange Agreement”) pursuant to which, among other things, we exchanged the remaining outstanding original principal balance under the outstanding loans held by Comvest for a new secured convertible note in favor of Comvest with an original principal amount of $8.0 million (the “Subordinated Note”), which Subordinated Note, inclusive of any and all accrued interest of the Subordinated Note and other fees, costs and amounts owing thereunder, is convertible into shares of our common stock.

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

The Senior Notes and the Subordinated Note contain provisions that can require cash settlement in the event that the Company cannot deliver common shares as required by the provisions of these agreements.

As further described in Note 13 to the condensed consolidated financial statements, the  Senior Notes and Subordinated Note are redeemable at the option of the holders, all or in part, in the event of default.  In addition, the Senior Notes, May 2012 Warrants and June 2012 Warrants are redeemable by the Holder in the event of a Change of Control (as defined).

For the Senior Notes, such redemption amounts would be based on the then outstanding principal, accrued interest, and foregone interest (the “Make Whole Amount”), collectively referred to as the “Conversion Amount”, except in certain situations, the amount subject to redemption in the event of default shall be redeemed at a price adjusted for changes in stock prices and other factors.

The redemption amount in regard to a Change of Control for the Senior Notes is based on the trading prices on our common stock and other factors.

In addition, the Senior Note Purchasers can redeem the Senior Notes starting at the 30 month anniversary of the inception date (the “30 Month Put Right”).  The 30 Month Put Right, if exercised, would result payment of the then outstanding principal, accrued interest and the then Make-Whole Amount.

So long as the Senior Notes are outstanding, the Company’s Available Cash, as defined, shall as of (a) July 2, 2012 equal or exceed $7.5 million, (b) the last Trading Day in each calendar month in the Fiscal Quarter ending September 30, 2012 shall equal or exceed $7.5 million, (c) September 30, 2012 shall equal or exceed $10 million and (d) the last Trading Day in each calendar month in the Fiscal Quarter ending December 31, 2012 and each Fiscal Quarter thereafter shall equal or exceed $10 million (the “Available Cash Test”).

In addition, so long as this Note is outstanding, the Company’s Free Cash Flow, as defined (a) in the aggregate for the Fiscal Quarters ending June 30, 2012 and September 30, 2012 shall not be less than $3.0 million, (b) in the aggregate for the Fiscal Quarters ending June 30, 2012, September 30, 2012 and December 31, 2012 shall not be less than $5 million and (c) in any Fiscal Quarter thereafter, shall be greater than or equal to zero (the “Free Cash Flow Test”).

Registration Rights Agreements

In connection with the Purchase Agreement and the Restructuring Agreement, we entered into registration rights agreements whereby we agreed to file a registration statement with the Securities and Exchange Commission within 30 days of the closing date and to use our reasonable and best efforts for such registration statement to be declared effective 90 days after the closing date.

Issuance of Common Stock

As is more fully described in Note 15 to our Condensed Consolidated Financial Statements contained elsewhere in this quarterly report, we entered into a Private Investment in Public Entity (the “PIPE”) on June 8, 2012 with a group of institutional investors.  In connection with this PIPE, we issued 1,500,000 shares of its common stock at a price of $7.00 per share for gross proceeds of $10.5 million.  We incurred $0.9 million of offering expenses related to this transaction.  We issued 600,000 of warrants to these investors to purchase our common stock at an exercise price of $8.05 that expire in five years.  We recognized the fair value of these warrants at date of issue of $8.1 million as long-term warrant liabilities.  The net infusion to stockholders’ equity for the PIPE was $1.5 million.

Future Liquidity

On May 21, 2012, we entered into an agreement with an entity wholly owned by the government of Abu Dhabi to develop and operate a production studio and institute in the Media Zone of Abu Dhabi.  Under the terms of this agreement, we are required to place into escrow $19.0 million by no later than 180 days from that date.  These funds will be released to our operating cash over a five-year period beginning at the commencement of the fourth year of the agreement.

Other known uses of cash other than for operations within one year subsequent to June 30, 2012 include $8.1 million of debt principal payments (of which $5.1 million may be paid in stock), $5.0 million of litigation settlement payments and a $1.5 million payment on our lease obligation to the City of Port St. Lucie.

Our future capital requirements will depend on many factors, including our revenue growth, our ability to obtain advance payments from our customers, the timing and extent of the expansion of our involvement in feature film production and the timing of introductions of new products and enhancements to existing products. Although we currently are not a party to any agreement or letter of intent with respect to potential material investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these type of arrangements in the future, which could also require us to seek additional capital in the form of debt, finance facilities, or equity capital.  Such funds may not be available on terms favorable to us or at all.  In addition, the Company announced that it will evaluate a variety of alternatives including, but not limited to, a strategic minority investment in the Company or in a specific business segment, joint ventures and/or business combinations with strategic partners, the sale or spin-off of the Company’s assets or operating subsidiaries, or the outright sale of the Company.

As we continue to build our feature animated film, co-production and education line of business, we believe we will enter into contracts for our traditional VFX and animation services to feature film and commercials clients which will adequately fund operations for those services and provide additional liquidity to support our newer lines of business.  We also believe that through our revenues from those VFX and animation services contracts; through the re-financing of debt; through the strategic alternatives discussed above; and through co-production arrangements for our animated feature film projects as described in “Financing and Co-Production Arrangements, as filed in our Annual Report as of December 31, 2011, we have sufficient sources of cash to support our operations in 2012.

Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)

We used net cash from operating activities aggregating $34.3 million and $16.3 million for the six months ended June 30, 2012 and 2011, respectively.  The net cash operating loss for the six months ended June 30, 2012 and 2011 was $26.1 million and $5.8 million, respectively. We invested $22.4 million and $0.7 million in the six months ended June 30, 2012 and 2011, respectively, in film inventory.  During the six months ended June 30, 2012, we generated cash flows of $14.2 million from other assets and liabilities, primarily due to reductions in deferred revenue and increases in accounts payable and accrued liabilities.

During the six months ended June 30, 2011, we used cash of $9.8 million from other assets and liabilities primarily due to reductions in deferred revenue.

During the six months ended June 30, 2012 and 2011, we used cash from investing activities of $5.9 million and $9.2 million, respectively. These amounts were virtually all purchases of property and equipment to support our growing operations, except for a release of restricted cash of $0.9 million during the six months ended June 30, 2011.

We generated net cash flows of $17.2 million from financing activities during the six months ended June 30, 2012.  We sold 1.5 million shares of our common stock in a private transaction for $10.5 million and had paid $0.2 million of related costs through that date (see Note 15 to our Condensed Consolidated Financial Statements contained elsewhere in this quarterly report). We borrowed $3.0 million in a short-term note, $35.0 million of Senior Notes and $8.0 million in a Subordinated Note.  We paid $3.2 million for various fees for these borrowings.  We used a portion of these net proceeds to pay off the loans with Comvest aggregating $27.8 million (see Note 13 to our Condensed Consolidated Financial Statements contained elsewhere in this quarterly report for additional information regarding these debt transactions).  We paid our first installment of our capital lease for our new headquarters building of $2.4 million.  Additionally, we paid $3.2 million to purchase 526,784 shares of our common stock in connection with our stock buy-back program.  We also purchased a portion of the shares issued to Comvest upon its exercise of warrants aggregating $2.5 million during this period.

We generated net cash flows of $14.8 million from financing transactions during the six months ended June 30, 2011.  During that period, we sold 2,025,001 shares of our common stock to a group of investors in a private placement at a price per share of $9.63. The aggregate gross proceeds of this offering were $19.5 million.  Through June 30, 2011, we paid $2.2 million in commissions and other expenses related to this private placement.  We borrowed $4.0 million in new financings during this period.  We exercised our option to on the Series B put right for $5.0 million. Other cash uses in this period included $2.6 million of deferred offering costs and $0.6 million of repayment of notes payable.

Part I. Financial Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. Our cash and cash equivalents balance as of December 31, 2011 and June 30, 2012 was held in money market accounts or invested in investment grade commercial paper with maturities of less than 90 days. Management does not believe that the Company has any material exposure to changes in the fair value of these investments as a result of changes in interest rates. Any future declines in interest rates will, however, reduce future investment income. As our cash held in trust is held at the City of Port St. Lucie, Florida, the City has the market risk on this financial instrument.

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

In connection with the preparation of our financial statements for the year ended December 31, 2010, we identified several significant deficiencies and material weaknesses in our internal controls over financial reporting. A deficiency in internal control over financial reporting exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect financial statement misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting. We identified the following control deficiencies as significant deficiencies as of December 31, 2010 and remain control deficiencies as of June 30, 2012:

• our company had not maintained sufficient records of the actions and meeting minutes of its board and did not have a systemic process to manage its contracts and agreements; and

• our company had not maintained sufficient controls over the financial reporting for its Canadian subsidiary.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following significant deficiencies were identified as material weaknesses as of December 31, 2010 and remain material weaknesses as of June 30, 2012:

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

Part II. Other Information

Item 1. Legal Proceedings

Litigation

Wyndcrest DD Florida, Inc., et al. adv. Carl Stork.   On March 29, 2010, we (under our former name “Wyndcrest DD Florida, Inc.”) sued former Digital Domain Chief Executive Officer and director Carl Stork in Brevard County Florida Circuit Court to enforce a February 2010 stock purchase agreement pursuant to which we purchased Mr. Stork’s Digital Domain shares. The case was voluntarily dismissed on December 16, 2010. On September 8, 2010, Mr. Stork filed suit against us in Los Angeles County Superior Court seeking rescission of the agreement and compensatory and punitive damages. The case was removed to the United States District Court for the Central District of California. This case went to trial by jury in July 2012.  Settlement was reached between the parties following the trial before verdict was rendered by the jury. The Company has recorded a litigation settlement liability of $5.0 million as of June 30, 2012 related to this settlement. Management believes it is likely that it will ultimately receive full recovery from its insurance carrier.

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

4580 Thousand Oaks Boulevard Corporation v. In Three, Inc., et al.   On April 21, 2011, the plaintiff, the former commercial landlord of In-Three, Inc., filed suit in California Superior Court (Ventura County) seeking approximately $4.6 million in unpaid rent and operating expenses allegedly owed pursuant to a lease agreement between the plaintiff and In-Three. The subject lease pre-dated our acquisition of certain assets of In-Three and was specifically not assumed by us in that transaction. Notwithstanding, the plaintiff originally named us and our subsidiaries Digital Domain Productions and DDSG (formerly “DD3D, Inc.”), as defendants but voluntarily dismissed its claims against all Digital Domain defendants on June 24, 2011. Subsequently, on October 5, 2011, the plaintiff’s counsel sent a letter to us requesting that we voluntarily stipulate to a court order permitting the filing of an amended complaint which would have added us back into the lawsuit as a defendant. We have refused to stipulate to the filing of an amended complaint on the grounds that such an amendment would be futile as, in our judgment, no lawful basis exists for advancing any claims against us. The plaintiff responded by conducting additional discovery pertinent to the asset purchase transaction to determine whether sufficient evidence exists to support the proposed amended complaint.

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

On July 18, 2012, the Company and Prime Focus World NV announced a settlement agreement whereby the Company is to license its 3D conversion technology to Prime Focus World.  The agreement settles and terminates the patent infringement litigation files by the Company against Price Focus World in 2011.  Under the terms of the agreement, the Company and Price Focus World are to collaborate on visual effects and 2D-to-3D conversion services work for feature films.

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

There have been no material changes from the risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, other than the following:

The terms of our current indebtedness restrict our operations.

Our ability to finance future operations and growth is limited by the covenants contained in our Senior Notes and the Subordinated Note. These covenants restrict our ability, among other things to:

•      dispose of assets;

•      engage in mergers or consolidations;

•      issue shares of our capital stock or securities exercisable for or convertible into shares of our capital stock;

•      incur debt;

•      pay dividends;

•      repurchase our capital stock;

•      create liens on our assets;

•      make capital expenditures;

•      make investments or acquisitions; and

•      engage in transactions with our affiliates.

Our Senior Notes also require us to comply with certain financial covenants. These covenants may significantly limit our ability to respond to changing business and economic conditions and to secure additional financing, and we may be prevented from engaging in transactions, including acquisitions, that might be considered important to our business strategy or otherwise beneficial to us.

Our ability to comply with the restrictive covenants contained in the Senior Notes and the Subordinated Note may be affected by events that are beyond our control. The breach of any of these covenants would result in a default under the Senior Notes or the Subordinated Note. In the event of a default under the Senior Notes or the Subordinated Note, the holders of such notes could declare all amounts owing thereunder to be immediately due and payable.  A default that is not cured or that cannot be cured under the Senior Notes would constitute a default under the Subordinated Note, and vice versa. We cannot assure you that we would be able to repay all amounts due under the Senior Notes and the Subordinated Note in the event that these amounts are declared immediately due and payable upon a breach of the Senior Notes or the Subordinated Note.

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding securities sold or issued by the Company without registration under the Securities Act during the period commencing on April 1, 2012 and ending on June 30, 2012:

a) Sales of Unregistered Securities

In April 2012, we issued an aggregate of 1,038,375 shares of its Common Stock in exchange for an aggregate of 1,250,000 shares of common stock of Digital Domain Institute, Inc., a subsidiary of ours, pursuant to exchange rights previously granted to the minority shareholders of Digital Domain Institute, Inc. under share exchange option agreements entered into among us, Digital Domain Institute, Inc., and each of such shareholders.

In April 2012, we issued to an employee options to purchase an aggregate of 100,000 shares of our Common Stock at a price of $5.70.

In May 2012, we issued 623,025 shares of its Common Stock in exchange for an aggregate of 750,000 shares of common stock of Digital Domain Institute, Inc., pursuant to exchange rights previously granted to a minority shareholder of Digital Domain Institute, Inc. under a share exchange option agreement entered into among us, Digital Domain Institute, Inc., and such shareholder.

In May 2012, we issued 223,167 shares of our Common Stock in connection with the cashless exercise of warrants previously issued to a placement agent who received such warrants as partial compensation for services provided in connection with private placements of shares of our Common Stock in 2011.

In May 2012, we borrowed $35.0 million from a group of institutional investors in the form of a convertible note payable, which can be converted at the election of the note holders and is convertible into 8,491,233 shares of our common stock.  These note holders were also issued 2,041,672 warrants to purchase our common stock.

In May 2012, we borrowed $8.0 million in the form of a convertible note, which is convertible into 3,221,414 shares of our common stock at the election of the note holder.

In June 2012, we entered into a Private Investment in Public Entity (the “PIPE”) with a group of institutional investors.  In connection with this PIPE, we issued 1,500,004 shares of its common stock at a price of $7.00 per share for gross proceeds of $10.5 million.  We issued 600,000 of warrants to these investors to purchase our common stock at an exercise price of $8.05 that expire in five years.

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

Digital Domain Media Group, Inc.

By:
Date: August 14, 2012	/s/ John C. Textor
John C. Textor
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

By:
Date: August 14, 2012	/s/ John M. Nichols
John M. Nichols
Chief Financial Officer (Principal Financial and Accounting Officer)

Index to Exhibits

Exhibit Number	Description of Document

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Schema Linkbase Document

101.CAL††	XBRL Taxonomy Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Definition Linkbase Document

101.LAB††	XBRL Taxonomy Labels Linkbase Document

101.PRE††	XBRL Taxonomy Presentation Linkbase Document

††

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.